Form 10QSB
period 1995-06-30
FARADAY FINANCIAL INC
filed 1999-07-30
CIK 910639

SECURITIES AND EXCHANGE COMMISSION

                                             WASHINGTON, D.C. 20549

                                                   FORM 10-QSB

[X]      QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
         SECURITIES EXCHANGE ACT OF 1934
         For the quarterly period ended June 30, 1995

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the transition period from __________________ to __________________

         Commission File Number 0-22236

                                             FARADAY FINANCIAL, INC.
                        (Exact Name of Registrant as specified in its Charter)

            Delaware                                                 33-0565710
(State or other Jurisdiction of                          I.R.S. Employer Identi-
Incorporation or Organization                                     fication No.)

                 1500 Quail Street, Suite 550, Newport Beach, California 92660
(Address of Principal Executive Offices)                              (Zip Code)

                                                 (714) 660-1500
                          (Registrant's Telephone Number, including Area Code)


         Indicate by check mark whether the Registrant (i) has filed all reports required to be filed by Section 13, or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (of for such shorter period that the Registrant was required to file such reports) and (ii) has been subject to such filing requirements for the past 90 days.

                                          Yes    X           No

         Indicate the number of shares outstanding of each of the issuer's classes of Common Stock, as of the latest practicable date.

Common Stock, $.001 par value                                            424,600
----------------------------------                          --------------------
Title of Class                                     Number of Shares outstanding
                                                                at June 30, 1995

No exhibits included.

                             FARADAY FINANCIAL, INC.
                      (A Company in the Development Stage)

                                 BALANCE SHEETS


                                     ASSETS

                                                                                            March 31,         June 30,
                                                                                              1995              1995


CURRENT ASSETS - CASH                                                                             -0-
              OTHER ASSETS
                     Organization costs, net of accumulated
                     amortization of $104 and $119 (Note 1)                                       110                95

              TOTAL ASSETS                                                                  $     110         $      95



                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                                      $     216         $   1,231

STOCKHOLDERS' EQUITY
Preferred Stock,  $.001 par value;  1,000,000 shares  authorized,  including one share of Series A Preferred
  Stock; no shares issued and outstanding                                                   $     -0-

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                               425               425

Additional paid-in Capital                                                                        821               821

Accumulated deficit during the development stage                                              (1,352)           (2,382)


              TOTAL STOCKHOLDERS' EQUITY                                                        (106)           (1,136)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                                  $     110         $      95

                                 See accompanying Notes to Financial Statements

                             FARADAY FINANCIAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF OPERATIONS



                                                                                                                       CUMULATIVE
                                                                            FOR THE THREE                            FROM INCEPTION
                                                                            MONTHS ENDED                             (June 11, 1992)
                                                                              JUNE 30,                                     TO
                                                                  1995                        1994                    JUNE 30, 1995



REVENUES                                                    $            -0-            $            -0-              $          -0-

OPERATING EXPENSES

    General and Administrative                                            15                         118                       2,206
    Amortization                                                          15                          15                         176

TOTAL OPERATING EXPENSES                                                  30                         133                       2,382


NET (LOSS)                                                  $           (30)            $          (133)              $      (2,382)


NET (LOSS) PER SHARE                                        $          (Nil)            $          (Nil)              $        (Nil)


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                               424,600                     424,600                     413,105



                                 See accompanying Notes to Financial Statements

                             FARADAY FINANCIAL, INC.
                      (A Company in the Development Stage)

                            STATEMENTS OF CASH FLOWS



                                                                                                                       CUMULATIVE
                                                                            FOR THE THREE                            FROM INCEPTION
                                                                            MONTHS ENDED                             (June 11, 1992)
                                                                              JUNE 30,                                     TO
                                                                  1995                        1994                    JUNE 30, 1995


CASH FLOWS FROM OPERATING
ACTIVITIES

     Net (Loss)                                             $           (30)            $          (133)              $      (2,382)

     Add item not requiring the
         use of cash - amortization                                       15                          15                         176

     Increase (decrease) in accounts
         payable                                                          15                         118                       1,231



     Net cash flows from operating
         activities                                                                                                            (975)

     CASH FLOWS INVESTING ACTIVITIES
       Organizational Costs                                                                                                    (271)

     CASH FLOWS FROM FINANCING
     ACTIVITIES
         Contribution to Capital                                                                                                 500
         Sale of Common Stock                                                                                                    746


         Net Cash flows from financing
           activities                                                                                                          1,246

NET INCREASE (DECREASE) IN CASH

CASH BALANCE AT BEGINNING OF PERIOD

CASH BALANCE AT END OF PERIOD                               $                           $                             $


                                 See accompanying Notes to Financial Statements

                                              FARADAY FINANCIAL, INC.
                                       (A Company in the Development Stage)

                                      NOTES TO CONDENSED FINANCIAL STATEMENTS
                                                    (UNAUDITED)
                                                   JUNE 30, 1995


1.       Comments

         The accompanying financial statements are unaudited, but in the opinion of the management of the Company, contain all adjustments, consisting of only normal recurring accruals, necessary to present fairly the financial position at June 30, 1995, the results of operations for the three months ended June 30, 1995 and 1994, and the cash flows for the three months ended June 30, 1995 and 1994.

         Reference is made to the Company's Form 10-KSB for the year ended March 31, 1995. The results of operations for the three months ended June 30, 1995 are not necessarily indicative of the results of operations to be expected for the full fiscal year ending March 31, 1996.

Item 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS OF OPERATIONS AND FINANCIAL CONDITION

         The Company has limited working capital and no activities.


                                            PART II.  OTHER INFORMATION

Item 1.  LEGAL PROCEEDINGS  -  None

Item 2.  CHANGES IN SECURITIES - None

Item 3.  DEFAULTS UPON SENIOR SECURITIES - None

Item 4.  SUBMISSION OF MATTER TO A VOTE OF SECURITY HOLDERS - None

Item 5.  OTHER INFORMATION - None

Item 6.  EXHIBITS AND REPORTS ON FORM 8-K

         Exhibits--None

         Reports on Form 8-K--None.

                                                    SIGNATURES

        Pursuant to the requirements of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.


                                                         FARADAY FINANCIAL, INC.



Date:     February 20, 1996                               By:  /s/ Jehu Hand
                                                           -------------
                                                            Jehu Hand,
                                                   Chairman and Chief Financial
                                               Officer (chief financial officer
                                                and accounting officer and duly
                                                           authorized officer)