Form 10KSB
period 1999-03-31
FARADAY FINANCIAL INC
filed 1999-07-30
CIK 910639

SECURITIES AND EXCHANGE COMMISSION
                                             WASHINGTON, D.C. 20549

                                                   FORM 10-KSB

[x]   Annual Report Pursuant to Section 13 or 15(d) of the Securities Exchange
 Act of 1934 [Fee Required]

For the fiscal year ended March 31, 1999

[ ]   Transition Report Pursuant to Section 13 or 15(d) of the Securities
 Exchange Act of 1934 [No Fee Required]

For the transition period from                          to

Commission file number 0-22236

                                             FARADAY FINANCIAL, INC.
                        (Exact name of small business issuer in its charter)

                         DELAWARE                                  33-0565710
(State or other jurisdiction of incorporation or organization)  (I.R.S. Employer
 Identification No.)

                 24351 Pasto Road, Suite B
                 Dana Point, California                                  92629
           (Address of principal executive offices)                   (Zip Code)

Registrant's telephone number, including area code:               (949) 489-2400
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

         The aggregate market value of the voting stock held by non-affiliates of the registrant as of March 31, 1999 was not determinable since the Common Stock was not traded.

         The number of shares outstanding of the issuer's classes of Common Stock as of March 31, 1999:

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

         The executive offices of the Company are located at 24351 Pasto Road, Suite B, Dana Point, California 92629. Its telephone number is (949) 489-2400.

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

Item 2.  DESCRIPTION OF PROPERTY

         The Company shares space with an officer. The Company pays its own charges for long distance telephone calls and other miscellaneous secretarial, photocopying and similar expenses.

Item 3.  LEGAL PROCEEDINGS

         Not Applicable.

Item 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

         No matters were submitted to a vote of security holders during the fourth quarter of the fiscal year ended March 31, 1999.

                                                     PART II


Item 5.  MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED STOCKHOLDER
         MATTERS

         The Company's Common Stock has not traded. As of March 31, 1999, there were 115 stockholders of record.

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

           Jehu Hand has been President, Secretary and Chief Financial Officer since April 1, 1995. Mr. Hand has been engaged in corporate and securities law practice and has been a partner of the law firm of Hand & Hand since 1992. Hand & Hand incorporated as a law corporation in May 1994. From January 1992 to December 1992 he was the Vice President-Corporate Counsel and Secretary of Laser Medical Technology, Inc., which designs, manufactures and markets dental lasers and endodontics equipment. He was a director of Laser Medical from February 1992 to February 1993. From January to October, 1992 Mr. Hand was Of Counsel to the Law Firm of Lewis, D'Amato, Brisbois & Bisgaard. From January 1991 to January 1992 he was a shareholder of McKittrick, Jackson, DeMarco & Peckenpaugh, a law corporation. From January to December 1990 he was a partner of Day, Campbell & Hand, and was an associate of its predecessor law firm from July 1986 to December 1989. From 1984 to June 1986 Mr. Hand was an associate attorney with Schwartz, Kelm, Warren & Rubenstein in Columbus, Ohio. Jehu Hand received a J.D. from New York University School of Law and a B.A. from Brigham Young University.

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

Item 11.   SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

           The following table sets forth information relating to the beneficial ownership of Company common stock by those persons beneficially holding more than 5% of the Company capital stock, by the Company's directors and executive officers, and by all of the Company's directors and executive officers as a group, as of March 31, 1999.

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

         (1) Includes 575,400 shares of common stock issuable upon conversion of a promissory note.
         (2)      The address of such person is care of the Company.

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

         An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1997, 1998 and 1999 such expenses totalled $1,436, $1,546 and $1,656. On April 1, 1995 the Company gave the officer a demand promissory note convertible into 575,400 shares of common stock at the officer's option.

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

 10-KSB.

        (b)                Reports on Form 8-K.

                           Not Applicable.




FARADAY FINANCIAL, INC.
(A Development Stage Company)                                                    Statements of Financial Position


                                                     ASSETS

                                                                                  March 31,         March 31,
                                                                                    1999              1998


CURRENT ASSETS - CASH                                                             $                 $
    OTHER ASSETS
          Organization costs, net of accumulated amortization of $271 (Note 1)

    TOTAL ASSETS                                                                  $                 $



                                      LIABILITIES AND STOCKHOLDERS' EQUITY



CURRENT LIABILITIES - Accounts payable                                            $   1,656         $  1,546

STOCKHOLDERS' EQUITY
Preferred Stock,  $.001 par value;  1,000,000 shares  authorized,  including one share of Series A Preferred
    Stock; no shares issued and outstanding

Common Stock, $.001 par value; 20,000,000 shares
  authorized; 424,600 shares issued and outstanding                                     425              425

Additional paid-in capital                                                              821              821

Accumulated deficit during the development stage                                    (2,902)          (2,792)


    TOTAL STOCKHOLDERS' EQUITY                                                      (1,656)          (1,546)



TOTAL LIABILITIES AND STOCKHOLDER'S EQUITY                                        $                 $









                    The accompanying notes are an integral part of the financial statements.




FARADAY FINANCIAL, INC.
(A Development Stage Company)                                                            Statements of Operations



                                                                                                    CUMULATIVE
                                                                                                       FROM
                                                                FOR THE                              INCEPTION
                                                              YEAR ENDED                           (June 11, 1992)
                                                                  TO                                      TO
                                                            March 31, 1999      March 31, 1998    March 31, 1999


REVENUES                                                    $                  $                 $

OPERATING EXPENSES

    General and Administrative                                         110                 110              2,631
    Amortization                                                                            56                271
TOTAL OPERATING EXPENSES                                               110                 156              2,902


NET (LOSS)                                                  $        (110)     $         (156)   $        (2,902)

NET (LOSS) PER SHARE                                        $        (Nil)     $         (Nil)   $            .01


WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                             424,600             424,600            419,933


































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

                                                                                                    Accumulated
                                                                                                      Deficit
                                                        Common Stock              Additional        During the
                                                                                    Paid-In         Development
                                                  Shares            Amount          Capital            Stage           Total
Issuance of common stock
    for cash                                       400,000       $        400    $        100       $               $       500

Net (loss)                                                                                                (270)           (270)

Balances at
    March 31, 1993                                 400,000                400             100             (270)             230

Net (loss)                                                                                                (857)           (857)

Contribution to capital                                                                   500                               500

Sale of shares in private placement                 24,600                 25             221                               246
 on September 30, 1993

Balances at
    March 31, 1994                                 424,600       $        425    $        821       $   (1,127)     $       119

Net (loss) (unaudited)                                                                                  (1,225)         (1,225)

Balances at
  March 31, 1995 (unaudited)                       424,600       $        425    $        821       $   (2,352)     $   (1,106)

Net (loss) (unaudited)                                                                                    (164)           (164)

Balances at
  March 31, 1996 (unaudited)                       424,600       $        425    $        821       $   (2,516)     $   (1,270)

Net (Loss) (unaudited)                                                                                    (166)           (166)

Balances at
    March 31, 1997 (Unaudited)                     424,600       $        425    $        821       $   (2,682)     $   (1,436)

Net (loss) (unaudited)                                                                                    (110)           (110)

Balances at
    March 31, 1998 (Unaudited)                     424,600       $        425    $        821       $   (1,792)     $   (1,536)

Net (loss) (unaudited)                                                                                    (110)           (110)

Balances at March 31, 1999
  (unaudited)                                      424,600       $        425    $        821       $   (2,902)     $   (1,646)

      The accompanying notes are an integral part of these financial statements.



FARADAY FINANCIAL, INC.
(A Development Stage Company)                                                                           Statements of Cash Flows




                                                                                                            CUMULATIVE
                                                                    FOR THE            FOR THE            FROM INCEPTION
                                                                     YEAR               YEAR                June 11, 1992
                                                                     ENDED              ENDED                   TO
                                                                March 31, 1997     March 31, 1998         March 31, 1999


CASH FLOWS FROM OPERATING ACTIVITIES

    Net (Loss)                                                   $        110       $      (110)           $     (2,902)

    Add item not requiring the use
      of cash - amortization                                                                                         271

    Increase (decrease) in accounts payable                               110                110                   1,646

    Net cash flows from operating activities                                                                       (975)

CASH FLOWS FROM INVESTING ACTIVITIES
    Organization Costs                                                                                               271

CASH FLOWS FROM FINANCING ACTIVITIES
    Contribution to Capital                                                                                          500
    Sale of common stock                                                                                             746
    Net Cash flows from financing activities                                                                       1,246


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

            The financial statements as of and for the years ended March 31, 1999 and 1998 are unaudited, pursuant to the exemption provided by Rule 3-11 of Regulation S-X.

NOTE 2      CASH AND CASH EQUIVALENTS

            The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.


NOTE 3      RELATED PARTY TRANSACTIONS

            The officer and director of the Company currently serves without compensation.

            An officer of the Corporation has advanced certain expenses on behalf of the Company. As of March 31, 1997, 1998 and 1999 such expenses totalled $1,436, $1,546 and $1,656. The Company has given the officer a demand promissory note convertible into 575,400 shares of common stock at the officer's option, which is included in accounts payable, representing this obligation.


NOTE 4      INCOME TAXES

            The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $1,656 that would begin expiring in the year 2010.


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

                                                    SIGNATURES

        Pursuant to the requirements of Section 13 or 15(d) of the Securities Exchange Act of 1934, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized on July 26, 1999.


                                                  FARADAY FINANCIAL, INC.


                                                           By:    /s/ Jehu Hand
                                                                  Jehu Hand
                                                                  President

        Pursuant to the requirements of the Securities Exchange Act of 1934, this report has been signed below by the following persons on behalf of the Registrant and in the capacities on July __, 1999.



By: /s/ Jehu Hand President, Secretary, Chief Financial Officer and Director Jehu Hand