Form 10QSB
period 1999-09-30
FARADAY FINANCIAL INC
filed 1999-11-15
CIK 910639

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    September 30, 1999

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

(1)  Yes  X  No     (2)  Yes X        No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           3,000,000
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of November 12, 1999

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

                            FARADAY FINANCIAL, INC.
                        (A Development Stage Company)
                       Statements of Financial Position



                                                 September 30,   September 30,
                                                      1999          1998
                                                 ------------   ------------

ASSETS

Current assets - cash                            $      4,296   $       -
                                                 ------------   ------------

Total assets                                     $      4,296   $       -
                                                 ============   ============




LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable           $       -      $       1,576
                                                 ------------    ------------


Stockholders' equity
Preferred stock, $.001 par value; 1,000,000 shares
  authorized; no shares issued and outstanding           -               -

Common stock, $.001 par value; 20,000,000 shares
  authorized; 3,000,000 shares issued and
  outstanding                                           3,000             425

Additional paid-in capital                              4,902             821

Accumulated deficit during the development stage       (3,606)         (2,822)
                                                  ------------   ------------

Total stockholders' equity                               4,296         (1,576)
                                                  ------------   ------------


Total liabilities and stockholders equity         $      4,296   $       -
                                                  ============   ============








  The accompanying notes are an integral part of these financial statements.

                        FARADAY FINANCIAL, INC.
                     (A Development Stage Company)
                        Statements of Operations




                                                                 Cumulative
                                                                    From
                                         For the Six              Inception
                                        Months  Ended          (June 11, 1992)
                                        September 30,         to September 30,
                                    1999           1998           1999
                                ------------   ------------   ------------

Revenues                        $       -      $       -      $       -
                                ------------   ------------   ------------
Operating expenses

General and Administrative               704             30          3,335
Amortization                            -              -               271
                                ------------   ------------   ------------
Total operating expenses                 704             30          3,606
                                ------------   ------------   ------------
Net (loss)                      $        704)  $        (30)  $     (3,606)
                                ============   ============   ============
Basic and diluted (loss)
per common share                $       -      $       -      $      (0.01)
                                ============   ============   ============

Weighted average number of
common shares used in per
share calculation                  1,319,150        424,600         481,590
                                ============   ============    ============




















The accompanying notes are an integral part of these financial statements.

                         FARADAY FINANCIAL, INC.
                     (A Development Stage Company)
                 Statement of Changes in Stockholders' Equity
           From Inception (June 11, 1992) Through September 30, 1999



                                                                              Accumulated
                                                                               Deficit
                                               Common Stock          Additional      During the
                                                                       Paid-In       Development
                                          Shares         Amount        Capital         Stage          Total
                                      ------------   ------------   ------------   ------------   ------------


Issuance of common stock
 for cash,.001 per share
 on June 11, 1992                           400,000   $        400    $       100     $     -       $       500

Net (loss)                                     -              -              -              (270)          (270)
                                      -------------   ------------   ------------   ------------   ------------
Balances at March 31, 1993                  400,000            400            100           (270)           230

Contribution to capital                        -              -               500           -               500

Sale of shares in private placement
 on September 30, 1993 at $0.001
 per share                                   24,600             25            221           -               246

Net (loss)                                     -              -              -              (857)          (857)
                                       ------------   ------------   ------------   ------------   ------------
Balances at March 31, 1994                  424,600            425            821         (1,127)           119

Net (loss)                                     -              -              -            (1,225)        (1,225)
                                       ------------   ------------   ------------   ------------   ------------
Balances at March 31, 1995                  424,600            425            821         (2,352)        (1,106)

Net (loss)                                     -              -              -              (164)          (164)
                                       ------------   ------------   ------------   ------------   ------------
Balances at March 31, 1996                  424,600            425            821         (2,516)        (1,270)

Net (loss)                                     -              -              -              (166)          (166)
                                       ------------   ------------   ------------   ------------   ------------
Balances at March 31, 1997                  424,600            425            821         (2,682)        (1,436)

Net (loss)                                     -              -              -              (110)          (110)
                                       ------------   ------------   ------------   ------------   ------------
Balances at March 31, 1998                  424,600            425            821         (2,792)        (1,546)

Net (loss)                                     -              -              -              (110)          (110)
                                       ------------   ------------   ------------   ------------   ------------
Balances at March 31, 1999                  424,600            425            821         (2,902)        (1,656)

Conversion of promissory note into
 common stock, $0.001 per share             575,400            575          1,081           -             1,656

Sale of shares in private placement
 on July 30, 1999 at $0.001 per share     2,000,000          2,000          3,000           -             5,000

Net income (loss)                              -              -              -              (704)          (704)
                                       ------------   ------------   ------------   ------------   ------------

Balances at September 30, 1999            3,000,000   $      3,000   $      4,902   $     (3,606)  $      4,296
                                       ============   ============   ============   ============   ============




  The accompanying notes are an integral part of these financial statements.

                                  FARADAY FINANCIAL, INC.
                              (A Development Stage Company)
                                Statements of Cash Flows
                                                                 Cumulative
                                                                    From
                                         For the Six              Inception
                                        Months  Ended          (June 11, 1992)
                                        September 30,         to September 30,
                                    1999           1998           1999
                                ------------   ------------   ------------

Cash Flows From Operating
 Activities

Net(loss)                       $       (704)  $        (30)  $     (3,606)

Add item not requiring the
 use of cash
  Amortization                          -             -                271
  Increase (decrease) in
   accounts payable                   (1,656)            30           -
                                ------------   ------------   ------------

Net cash flows from operating
 activities                           (2,360)         -             (3,335)
                                ------------   ------------   ------------

Cash Flows From Investing
 Activities
  Organization costs                    -             -               (271)
                                ------------   ------------   ------------

Net cash flows from investing
 activities                             -             -               (271)
                                ------------   ------------   ------------

Cash Flows From Financing
 Activities
  Contribution to capital               -             -                500
Sale of common stock                   6,656          -              7,402
                                ------------   ------------   ------------
Net cash flows from financing
 activities                            6,656          -              7,902
                                ------------   ------------   ------------

Net increase in cash                   4,296          -              4,296

Cash balance at beginning
 of period                              -             -               -
                                ------------   ------------   ------------

Cash balance at end of period   $     $4,296   $      -       $      4,296
                                ============   ============   ============


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

Basic and Diluted Loss Per Share
--------------------------------
In 1997, the Company adopted Statement of Financial Accounting Standards ("SFAS") No.128, Earnings Per Share. Statement No. 128 revised the manner in which loss per share is calculated. Basic and diluted loss per common share was restated for all periods presented; however, the effect of the change to loss per share as previously presented for those periods was not material.

Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock options. There were no stock options outstanding as of September 30, 1999. Therefore, basic and diluted loss per share is the same.

Development Stage Enterprise
----------------------------
Since inception, the Company has spent most of its efforts in developing and marketing various products; however, it has not yet had sales sufficient to sustain operations and has relied upon financing from shareholders and occasional issuance of its common stock. Therefore, the Company is considered to be in the development stage.

Cash and Cash Equivalents
-------------------------
The Company considers all short-term investments with an original maturity of three months or less to be cash equivalents.

Estimates
---------
The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect certain reported amounts and disclosures. Accordingly, actual results could differ from those estimates.


2.INCOME TAXES

The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $3,606 that would begin expiring in the year 2013.

                              FARADAY FINANCIAL, INC.
                           (A Development Stage Company)
                     Notes to Financial Statements (Continued)

3.STOCK OPTION PLAN

The Company has stock option plans for directors, officers, employees, advisors, and employees of companies that do business with the Company, which provide for non-qualified and qualified stock options. The Stock Option Committee of the Board determines the option price which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the Optionee holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified Option shall not be less than 85% of the fair market value at the date of the grant. Options generally expire either three months after termination of employment, or ten years after date of grant (five years if the optionee holds 10% or more of the Company's common stock at the time of grant). No options are outstanding as of September 30, 1999.

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

Liquidity and Capital Resources
-------------------------------
     As of September 30, 1999, the Company had $4,296 in assets and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the three and nine months ended September 30, 1999, the Company had no revenue and expenses of only $704. The Company had no expenses prior to the September 1999 quarter as its prior president performed all accounting and legal work without charge to the Company. With the change in control of the Company, the Company will continue to incur cost associated with maintaining its filing obligations with the Securities and Exchange Commission.

     Management anticipates that the Company will incur more cost including legal and accounting fees to locate and complete a merger or acquisition. The Company presently has only limited resources to meet expenses. Accordingly, the Company will have to rely on management and principal shareholders to assist in paying for any major expenses. Presently, no one is obligated to provide any further funds to the Company.

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

                                      Faraday Financial, Inc.
                                      [Registrant]

Dated: November 15, 1999           By: /S/ Frank Gillen
                                       President and Principal Financial
                                       Officer