Form 10QSB
period 1999-12-31
FARADAY FINANCIAL INC
filed 2000-02-23
CIK 910639

                      SECURITIES AND EXCHANGE COMMISSION
                            Washington D.C.  20549

                                 FORM 10-QSB


[X]     Quarterly Report Under Section 13 or 15(d) of the Securities Exchange
Act of 1934

     For the Quarter Ended:    December 31, 1999

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

(1)  Yes  X  No     (2)  Yes X        No

     Indicate the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

Common Stock, Par Value $0.001                           3,000,000
------------------------------                  ----------------------------
       Title of Class                           Number of Shares Outstanding
                                                as of February 15, 2000

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

                                FARADAY FINANCIAL, INC.
                            (A Development Stage Company)
                          Statements of Financial Position



                                                     December 31, December 31,
                                                        1999         1998
                                                       --------    --------

ASSETS

Current assets - cash                                  $ 1,819    $   -
                                                       --------    --------
Total assets                                           $ 1,819     $  -
                                                       ========    ========



LIABILITIES AND STOCKHOLDERS' EQUITY

Current liabilities - accounts payable                 $  -        $ 1,591
                                                       --------    --------

Stockholders' equity
     Preferred stock, $.001 par value; 1,000,000 share
      authorized; no shares issued and outstanding         -           -

     Common stock, $.001 par value; 20,000,000 shares
      authorized; 3,000,000 shares issued and
      outstanding                                         3,000         425

     Additional paid-in capital                           4,902         821

     Accumulated deficit during the development stage    (6,083)     (2,837)
                                                       --------    --------

          Total stockholders' equity                      1,819      (1,591)
                                                       --------    --------

Total liabilities and stockholders' equity             $  1,819    $   -
                                                       ========    ========








The accompanying notes are an integral part of these financial statements.

                               FARADAY FINANCIAL, INC.
                            (A Development Stage Company)
                              Statements of Operations


                                                                                    Cumulative
                                                                                       From
                                                          For the nine              Inception
                                                          Months Ended           (June 11, 1992)
                                                            June 30,             to December 31,
                                                    1999            1998                1999
                                                 -----------     -----------        -----------

Revenues                                         $      -        $      -           $      -
                                                 -----------     -----------        -----------

Operating expenses

   General and Administrative                          3,181             45               5,812
   Amortization                                         -               -                   271
                                                 -----------     -----------        -----------

Total operating expenses                               3,181             45               6,083
                                                 -----------     -----------        -----------

Net (loss)                                        $   (3,181)     $     (45)      $      (6,083)
                                                  ----------      ===========       ===========

Basic and diluted (loss) per common share         $     -         $     -            $    (0.01)
                                                  ==========      ===========       ===========



Weighted average number of common
shares used in per share calculation                1,881,471         424,600           565,568
                                                  ===========      ==========         =========




The accompanying notes are an integral part of these financial statements.

                               FARADAY FINANCIAL, INC.
                          (A Development Stage Company)
                  Statement of Changes in Stockholders' Equity
               From Inception (June 11, 1992) Through December 31, 1999



                                                                   Deficit
                                                                  Accumulated
                                     Common Stock           Additional    During the
                                                              Paid-In      Development
                                 Shares         Amount      Capital        Stage               Total
                                 ------         ------      ----------   -----------           ------

Issuance of common stock
   for cash, .001 per share
     on June 11, 1992                400,000      $      400     $       100    $      -     $      500

Net (loss)                              -               -               -            (270)         (270)
                                     ----------    ----------     ----------    -----------   ---------

Balances at March 31, 1993           400,0000            400             100         (270)          230

Contribution to capital                 -               -                500         -              500

Sale of shares in private placement
on September 30, 1993 at $0.001
per share                             24,600                25           221           -            246

Net (loss)                              -               -               -              (857)       (857)
                                    ----------     -----------    -----------    ----------    --------

Balances at March 31, 1994           424,600               425           821         (1,127)        119

Net (loss)                              -               -               -            (1,225)     (1,225)
                                    ----------     -----------     ----------     ---------    --------

Balances at March 31, 1995           424,600              425            821         (2,352)     (1,106)

Net (loss)                              -               -               -              (164)       (164)
                                    ----------     -----------     ----------     ---------    --------


Balances at March 31, 1996           424,600               425            821        (2,516)     (1,270)

Net (loss)                              -               -               -              (166)       (166)
                                    ----------     -----------     ----------     ---------    --------

Balances at March 31, 1997           424,600               425            821        (2,682)     (1,436)

Net (loss)                              -               -               -              (110)       (110)

Balances at March 31, 1998            424,600              425             821       (2,792)     (1,546)

Net (loss)                               -              -               -              (110)       (110)
                                    ----------     ----------      ----------      ---------   --------

Balances at March 31, 1999            424,600            425             821         (2,902)     (1,656)

Conversion of promissory note into
common stock, $0.001 per share        575,400            575           1,081           -          1,656


Sale of shares in private placement
on July 30, 1999 at $0.001 per
share                               2,000,000          2,000           3,000           -          5,000

Net income (loss)                        -              -               -            (3,181)     (3,181)
                                    ---------      ----------      ----------     ----------    -------

Balances at December 31, 1999       3,000,000         $3,000          $4,902        $(6,083)    $ 1,819

                                    =========      ==========      ==========     ==========    =======

The accompanying notes are an integral part of these financial statements.

                                    FARADAY FINANCIAL, INC.
                                (A Development Stage Company)
                                   Statements of Cash Flows



         >

                                                                                     Cumulative
                                                          For the Three                 From
                                                          Months Ended               Inception
                                                            December 31,         (June 11, 1992)
                                                   ------------------------      To December 31,

                                                    1999              1998               1999
                                                 -----------     -----------        -----------

Cash Flows From Operating Activities

Net (loss)                                       $    (3,181)    $      (45)       $     (6,083)

Add item not requiring the use
 of cash
 Amortization                                            -              -                   271


Increase (decrease) in accounts payable                (1,656)            45               -
                                                  -----------     -----------        -----------



  Net cash flows from operating activities             (4,837)          -                 (5,812)
                                                  -----------     -----------        -----------

Cash Flows From Investing Activities
 Organization costs                                      -               -                  (271)
                                                  -----------     -----------        -----------

  Net cash flows from investing activities               -               -                  (271)
                                                   -----------     -----------        ----------


Cash Flows From Financing Activities
  Contribution to capital                                -               -                   500
  Sale of common stock                                   6,656           -                 7,402
                                                   -----------     -----------        -----------

Net cash flows from financing activities                 6,656           -                 7,902

                                                   -----------     -----------        -----------

Net increase in cash                                     1,819           -                 1,819

Cash balance at beginning of period                       -              -                  -
                                                   -----------     -----------        -----------

Cash balance at end of period                      $     1,819     $     -            $    1,819
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

          Basic loss per common share is computed by dividing net loss by the weighted average number of common shares outstanding during the period. Diluted loss per share is calculated to give effect to stock options. There were no stock options outstanding as of December 31, 1999. Therefore, basic and diluted loss per share is the same.

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


2.INCOME TAXES

The fiscal year end of the Company is March 31st and an income tax return has not been filed. However, if an income tax return had been filed, the Company would have a net operating loss carryforward of $6,083 that would begin expiring in the year 2013.

3.STOCK OPTION PLAN

The Company has stock option plans for directors, officers, employees, advisors, and employees of companies that do business with the Company, which provide for non-qualified and qualified stock options. The Stock Option Committee of the Board determines the option price which cannot be less than the fair market value at the date of the grant or 110% of the fair market value if the Optionee holds 10% or more of the Company's common stock. The price per share of shares subject to a Non-Qualified Option shall not be less than 85% of the fair market value at the date of the grant. Options generally expire either three months after termination of employment, or ten years after date of grant (five years if the optionee holds 10% or more of the Company's common stock at the time of grant). No options are outstanding as of December 31, 1999.

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


Liquidity and Capital Resources
-------------------------------

     As of December 31, 1999, the Company had $1,819 in assets and no liabilities. The Company has only incidental ongoing expenses primarily associated with maintaining its corporate status and professional fees associated with accounting costs. For the nine months ended December 31, 1999, the Company had no revenue and expenses of $3,181. The Company had insignificant expenses prior to the change of control of the Company as its prior president performed all accounting and legal work without charge to the Company. With the change in control of the Company, the Company will continue to incur cost associated with maintaining its filing obligations with the Securities and Exchange Commission.

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

                 MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL
                     CONDITION AND RESULTS OF OPERATIONS
                                 (Continued)

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

     None

                                   SIGNATURES

     Pursuant to the requirements of the Securities Exchange Act of 1934, the registrant has duly caused this report to be signed on its behalf by the undersigned thereunto duly authorized.

                                      Faraday Financial, Inc.
                                      [Registrant]

Dated: February 18, 2000            By:_________________________________
                                       Frank Gillen
                                       President and Principal Financial
                                       Officer