Form 10KSB
period 2004-03-31
FARADAY FINANCIAL INC
filed 2004-07-01
CIK 910639

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                           --------------------------
                                 March 31, 2004

                                    000-22236
                             -----------------------
                            (Commission file number)

                             FARADAY FINANCIAL, INC.
                 -----------------------------------------------
                (Name of registrant as specified in its charter)


               Delaware                                    33-0565710
    -------------------------------           ---------------------------------
    (State or other jurisdiction of           (IRS employer identification no.)
            incorporation)

   175 South Main, Suite 1240, SLC, UT 84111              (801) 502-6100
   -----------------------------------------     -------------------------------
   (Address of principal executive offices)      (Registrant's telephone number,
                                                        including area code)


Securities registered pursuant to Section 12(b) of the Act: None
Securities registered pursuant to Section 12(g) of the Act: Common Stock

         Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past
90 days.            Yes [ ]  No [X]

         Check if there is no disclosure of delinquent filers in response to
Item 405 of Regulation S-B contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [ ]

         Issuers revenues for its most recent fiscal year: None.

         The aggregate market value of voting stock held by non-affiliates of the registrant at March 31, 2004: The common voting stock of the registrant is not publicly traded and has no readily ascertainable fair market value.

         Shares outstanding of the registrant's common stock as of June 22, 2004: 2,318,000.

FARADAY FINANCIAL, INC.


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                            YEAR ENDED MARCH 31, 2004


                                     PART I

Item 1.    Description of Business ..........................................3
Item 2.    Description of Properties ........................................7
Item 3.    Legal Proceedings ................................................7
Item 4.    Submission of Matters to a Vote of Security Holders ..............7

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters ............................................8
Item 6.    Management's Discussion and Analysis or Plan of Operation ........9
Item 7.    Financial Statements ............................................14
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure ......................................14
Item 8A.   Controls and Procedures .........................................14


                                    PART III

Item 9.    Directors and Executive Officers of the Registrant ..............15
Item 10.   Executive Compensation ..........................................16
Item 11.   Security Ownership of Certain Beneficial Owners and
             Management and Related Stockholder Matters ....................16
Item 12.   Certain Relationships and Related Transactions ..................18
Item 13.   Exhibits and Reports on Form 8-K ................................18
Item 14.   Principal Accountant Fees and Services ..........................18

                           Forward-Looking Statements

         When used in this Form 10-KSB, in our filings with the Securities and Exchange Commission ("SEC"), in our press releases or other public or stockholder communications, or in oral statements made with the approval of an authorized executive officer, the words or phrases "would be," "will allow," "intends to," "will likely result," "are expected to," "will continue," "is anticipated," "estimate," "project," or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, the closing of possible acquisition or reorganization transactions and the consummation of a transaction with Video Internet Broadcasting Corporation.

         We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties set forth in Item 6 "Risk Factors" and elsewhere herein. As a result, our actual results for future periods could differ materially from those anticipated or projected.

         Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.


                                     PART I

Item 1.  Description of Business.

Business Development

         The Company was organized under the laws of the State of Delaware on June 11, 1992 under the name "Faraday Financial, Inc." The Company has been in the development stage since incorporation and has spent most of its efforts in developing and marketing various products; however, it has not yet had revenues sufficient to sustain operation and has relied upon financing from stockholders and an occasional issuance of its common stock. The Company intends to seek out various business opportunities, including the acquisition of an operating company.

         In March 2004, Faraday Financial, Inc. ("Faraday") incorporated Homenet Utah, Inc. ("HU") and Home Marketing Group, Inc. ("HMG") as a wholly-owned subsidiaries. HU has had no operations since inception. HMG has been engaged in telemarketing activities since April 6, 2004. When used in this annual report, the term "Company," "we," "our," "us" and similar terms includes the registrant and its wholly-owned subsidiaries.

Business of Issuer

         With the exception of the telemarketing activities of HMG, we are not currently engaged in any substantive business activity and, except as discussed below, we have no plans to engage in any such activity in the foreseeable future. In our present form, we may be deemed to be a vehicle to acquire or merge with a business or company. Regardless, the commencement of any business opportunity will be preceded by the consideration and adoption of a business plan by our Board of Directors.

         Our plan of operation for the next 12 months will be to: (i) consider industries in which our Company may have an interest; (ii) adopt a business plan with respect to the business of any selected industry; and (iii) commence such operations through funding and/or the acquisition of a "going concern" engaged in the industry selected.

         We will not restrict our search to any particular business or industry, and the areas in which we will seek out particular business opportunities or acquisitions, reorganizations or mergers may include, but will not be limited to, the fields of high technology, manufacturing, natural resources, service, research and development, communications, transportation, insurance, brokerage, finance and all medically related fields, among others. We recognize that the number of suitable potential business ventures that may be available to us may be extremely limited, and may be restricted to entities who desire to avoid what these entities may deem to be the adverse factors related to an initial public offering ("IPO"). The most prevalent of these factors include substantial time requirements, legal and accounting costs, the inability to obtain an underwriter who is willing to publicly offer and sell shares, the lack of or the inability to obtain the required financial statements for such an undertaking, limitations on the amount of dilution to public investors in comparison to the stockholders of any such entities, along with other conditions or requirements imposed by various federal and state securities laws, rules and regulations. Any of these types of transactions, regardless of the prospects, would require us to issue a substantial number of shares of our common stock, usually amounting to between 80% and 95% of our outstanding securities following the completion of any such transaction; accordingly, investments in any such private enterprise, if available, would be much more favorable than any investment in the Company.

         Management intends to consider a number of factors prior to making any decision as to whether to participate in any specific business endeavor, none of which may be determinative or provide any assurance of success. These may include, but will not be limited to an analysis of the quality of the entity's management personnel; the anticipated acceptability of any new products or marketing concepts; the merit of technological changes; its present financial condition, projected growth potential and available technical, financial and managerial resources; its working capital, history of operations and future prospects; the nature of its present and expected competition; the quality and experience of its management services and the depth of its management; its potential for further research, development or exploration; risk factors specifically related to its business operations; its potential for growth, expansion and profit; the perceived public recognition or acceptance of its products, services, trademarks and name identification; and numerous other factors which are difficult, if not impossible, to properly or accurately analyze, let alone describe or identify, without referring to specific objective criteria.

         Regardless, the results of operations of any specific entity may not necessarily be indicative of what may occur in the future, by reason of changing market strategies, plant or product expansion, changes in product emphasis, future management personnel and changes in innumerable other factors. Further, in the case of a new business venture or one that is in a research and development mode, the risks will be substantial, and there will be no objective criteria to examine the effectiveness or the abilities of its management or its business objectives. Also, a firm market for its products or services may yet need to be established, and with no past track record, the profitability of any such entity will be unproven and cannot be predicted with any certainty.

         Management will attempt to meet personally with management and key personnel of the entity sponsoring any business opportunity afforded to our Company, visit and inspect material facilities, obtain independent analysis or verification of information provided and gathered, check references of management and key personnel and conduct other reasonably prudent measures calculated to ensure a reasonably thorough review of any particular business opportunity; however, due to time constraints of management, these activities may be limited.

         We are unable to predict when or even if we may actually participate in any specific business endeavor. We anticipate that proposed business ventures will be made available to us through personal contacts of directors, executive officers and principal stockholders, professional advisors, broker dealers in securities, venture capital personnel, members of the financial community and others who may present unsolicited proposals. In certain cases, we may agree to pay a finder's fee or to otherwise compensate the persons who submit a potential business endeavor in which our Company eventually participates. Such persons may include our directors, executive officers and beneficial owners our securities or their affiliates. In this event, such fees may become a factor in negotiations regarding any potential venture and, accordingly, may present a conflict of interest for such individuals. Management does not presently intend to acquire or merge with any business enterprise in which any member of management has a prior ownership interest. The Company's directors and executive officers have not used any particular consultants, advisors or finders on a regular basis.

         Although we currently have no plans to do so, depending on the nature and extent of services rendered, it may compensate members of management in the future for services that they may perform for the Company. Because we currently have extremely limited resources, and we are unlikely to have any significant resources until we have determined a business or enterprise to engage in or have completed a merger or acquisition, management expects that any such compensation would take the form of an issuance of the Company's common stock to these persons; this would have the effect of further diluting the holdings of our other stockholders. There are presently no preliminary agreements or understandings between us and members of management respecting such compensation.

         Substantial fees are often paid in connection with the completion of all types of acquisitions, reorganizations or mergers. These fees are usually divided among promoters or founders, after deduction of legal, accounting and other related expenses, and it is not unusual for a portion of these fees to be paid to members of management or to principal stockholders as consideration for their agreement to retire a portion of the shares of common stock owned by them. Management may actively negotiate or otherwise consent to the purchase of all or any portion of their common stock as a condition to, or in connection with, a proposed reorganization, merger or acquisition. It is not anticipated that any such opportunity will be afforded to other stockholders or that such stockholders will be afforded the opportunity to approve or consent to any particular stock buy-out transaction. In the event that such fees are paid, they may become a factor in negotiations regarding any potential acquisition by the Company and, accordingly, may also present a conflict of interest for such individuals. We have no present arrangements or understandings respecting any of these types of fees or opportunities.

Telemarketing Activities

         Since April 6, 2004, HMG has been utilizing the services of eight employees to primarily sell software packages via telemarketing. HMG has been able to generate sufficient revenues to cover its costs and is not dependent on Faraday for financial support. HMG and its telemarketing activities are not viewed by Faraday management as a significant part of the Company's long term business plan.

Lending Activities

         In furtherance of our efforts to become a vehicle to acquire or merge with a business or company, we entered into the following arrangements.

         Notes Payable and Agreement with NutraCea

         In December 2000, the Company entered into a merger agreement with NutraCea (formerly NutraStar Incorporated). The merger was contingent on a $500,000 loan from Faraday to NutraCea. As of March 2001, the Company had secured investors and advanced $500,000 to NutraCea. By April 2001 the Company determined that the merger plans were terminated. The $500,000 that had been advanced to NutraCea was due within 90 days and bore interest at 12%. The note carried an optional conversion feature in which the Company could convert the principal and accrued interest into common stock of NutraCea at a rate of $1.00 per share. The notes also carried a mandatory conversion feature as follows: in the event that NutraCea merged into a public company or issued shares pursuant to its initial public offering of common stock, the outstanding principal and accrued interest was to be converted into common stock of Nutracea at the lesser of a) $1.00 per share, b) the average share price over the initial 10 day trading period less 20%, or c) the price per share of common stock offered in a private placement at the time of mandatory conversion.

         Investors advanced the $500,000 to Faraday (the "NutraCea Funding Parties") with the understanding that following either a merger with NutraCea or NutraCea's merger with another public company, the amounts would be converted to equity in the newly merged corporation. However, no written agreements were signed formalizing the nature or the terms of the advances. Management of the Company believes and reported the accounting for the investors' advance of $500,000 to NutraCea on behalf of the Company as notes payable. The Company recorded $78,711, $67,740 and $56,102 of interest expense related to these notes payable at 12% per annum for the years ended March 31, 2004, 2003 and 2002.

         On December 13, 2001, the Company reached a settlement agreement with NutraCea. The agreement states that NutraCea borrowed a total of $500,000 from the Company pursuant to a series of promissory notes bearing interest at 12% per annum and due and payable 90 days from the date of issuance. The outstanding principal and accrued but unpaid interest on the date of the settlement was $551,797. Per the terms of the agreement the Company and NutraCea released, settled and disposed of any and all claims, demands and disputes of any kind between them, including, but not limited to, any disputes connected with the proposed terminated merger. NutraCea settled their debt to the Company of $500,000 principal and $51,797 accrued interest in exchange for 735,730 shares of NutraCea Preferred Stock per the terms of the agreement.

         The agreement also stipulates that failure on the part of NutraCea to file a Registration Statement on Form SB-2 or a substantially equivalent registration that is declared effective by the Securities and Exchange Commission by June 30, 2002 will result in conversion of the 735,730 Preferred Shares to the same number of Common Shares of NutraCea. NutrCea failed to register the Preferred Shares with the Securities and Exchange Commission on or before June 30, 2002.

         On July 16, 2002, a Complaint was filed against NutraCea by the Company in the United States District Court, for the District of Utah (Case No 02-CV-00959). The Company filed the lawsuit when NutraCea failed to meet the terms set forth in the settlement agreement. NutraCea did file a registration statement with the Securities and Exchange Commission on June 4, 2002, however, such registration statement had not been declared effective as of June 30, 2002 as required by the settlement agreement. In the event that NutraCea failed to affect a registration statement by June 30, 2002, NutraCea's Chief Executive Officer, Ms. Patricia McPeak, was to transfer to the Company an additional 735,730 pre-reverse split shares of her common stock and become personally liable to the Company for the original $500,000 debt amount plus 12% interest per annum. The lawsuit also seeks to award the Company any attorney's fees and other costs related to this matter.

         On August 29, 2002, NutraCea filed a motion to dismiss the Complaint filed by the Company due to lack of personal jurisdiction for both NutraCea and Ms. McPeak. On November 27, 2002, NutraCea's motion to dismiss was denied as to both NutraCea and Ms. McPeak. An alternative settlement agreement was reached on December 10, 2003, whereby the suit was dismissed and the Company shall be guaranteed payment on any deficiency upon the sale of their common stock.

         On September 18, 2003 the Company converted its existing 735,730 preferred shares of NutraCea to 735,730 shares of NutraCea common stock. Also, in September of 2003 per the terms of the new settlement agreement NutraCea transferred an additional 735,730 shares of its common stock to the Company. NutraCea also paid deferred dividends to the Company as of September 18, 2003 in the form of 1,301,692 shares of its common stock.

         The new settlement agreement also states that the Company has until September 18, 2004 to sell the NutraCea common stock, and in the event the Company is unable to realize $551,797 plus any legal fees the Company incurred as of September 18, 2003 through the sale of its 2,774,772 shares of NutraCea common stock (735,730 preferred shares converted to common plus the additional 735,730 common shares and 1,301,692 shares granted in payment of dividends) that NutraCea shall have 90 days from the date that the Company demonstrates that through its best efforts it has not been able to realize $551,797 plus legal fees through the sale of its NutraCea common stock, to transfer to the Company additional NutraCea common shares to make up any deficiency between the actual sales price obtained by the Company after it has sold all of its NutraCea shares and the amount of $551,797 plus legal fees.

         In addition, should the Company choose not to sell any portion of its NutraCea common stock prior to September 18, 2004, the value of any portion of its NutraCea common stock still remaining shall be credited against the original $551,797. Furthermore, should the value of the common stock exceed the $551,797, the Company is entitled to keep the excess. The Company is obligated to distribute the stock awards from the settlement to the NutraCea Funding Parties.

         As of March 31, 2004, the Company has distributed a total of 73,735 shares of NutraCea common stock valued at $114,178 directly to NutraCea Funding Parties. The Company accounted for the transaction as a reduction to the principal amount of the notes.

         Also during the year ended March 31, 2004, the Company sold 347,743 shares of the NutraCea common stock and distributed the proceeds to NutraCea Funding Parties. The total amount distributed to the investors was $259,585 and was accounted for as a reduction to the principal amount of the notes.

         The Company plans to distribute the remaining shares of the NutraCea stock or the proceeds from the sales of the stock to NutraCea Funding Parties until the remaining principal and accrued interest is paid in full. At March 31, 2004, the remaining principal balance of these notes was $209,531. The Company has recorded accrued interest of $205,523 as of March 31, 2004.

         Notes Payable, Notes Receivable and Agreement with VIB.TV

         The Company has discussed entering into an agreement with Video Internet Broadcasting Corporation (VIB) whereby all of the VIB equity security holders would exchange their VIB securities for common stock of the Company so that VIB becomes a wholly owned subsidiary of the Company immediately following the closing of the share exchange. It is proposed that all of the outstanding VIB equity securities will be acquired by the Company in exchange solely for the Company's common voting stock. This transaction is intended to qualify as a corporate reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and related or other applicable sections there under. Unless otherwise agreed by the Company and VIB, the transaction shall close only in the event VIB is able to acquire all of the outstanding VIB shares of capital stock. At closing, all of the VIB officers and directors shall resign and the nominees of Faraday shall be appointed the officers and directors of VIB. No written agreement has been reached to memorialize this transaction, the terms of the transaction are still in the discussion stage and have not been agreed by the parties and there can be no assurance that this transaction will close on the stated terms or at all.

         In connection with the proposed corporate reorganization between the Company and VIB, the parties entered into a loan agreement, pursuant to which the Company has lent VIB a principal amount of $625,000 as of June 22, 2004. VIB is in difficult financial circumstances and there can be no assurance that VIB will be able to repay the amounts lent.

Government Regulation

         We are subject to regulations applicable to businesses generally. In addition, because of HMG's telemarketing activities, it is subject to laws and regulations concerning telemarketing sales and practices. In addition, due to public interest in limiting telemarketing sales practices, it is probable that additional laws and regulations will be adopted with respect to telemarketing in the future, including with respect to issues such as do not call lists. The adoption of any such additional laws or regulations may decrease the ability of HMG to conduct its telemarketing business. However, HMG and its telemarketing activities are not viewed by Faraday management as a significant part of the Company's long term business plan.

Employees

         The Company has two officers who work for the Company, one full time and the other on a part time basis. HMG also employs eight telemarketers. The Company has no other employees.

Item 2.  Description of Properties

         Our principal offices are located at 175 South Main, Suite 1240, Salt Lake City, Utah 84111, under the terms of a lease with an unaffiliated lessor, which expires on 2007. The offices comprise 500 square feet of space. HMG subleases approximately 2000 square feet of space in Provo, Utah. HMG operates its telemarketing business from the Provo, Utah location. We believe that our current office space will be adequate to meet our current needs and we do not expect needing additional space until and unless we enter into an acquisition arrangement whereby we are commence operations outside of the telemarketing area.

Item 3.  Legal Proceedings

         The Company is not a party to, nor are its properties the subject of, any pending legal proceedings and no such proceedings are known to the Company to be threatened or contemplated by or against it.

Item 4.  Submission of Matters to a Vote of Security Holders

         No matter was submitted to a vote of the security holders during the 4th quarter of the fiscal year covered by this report.

                                     PART II


Item 5.  Market for Registrant's Common Equity and Related Stockholder Matters.


Market Information

         To the knowledge of current management, there is no public trading market for the Company's common stock. As of June 22, 2004, the Company had outstanding 2,318,000 shares of common stock and 576,500 warrants that were exercisable for a total of 576,500 shares of common stock at an exercise price of $1.50 per share. Of the outstanding shares, 40,000 may be sold pursuant to Rule 144 under the Securities Act or the Company has agreed to register under the Securities Act for sale by security holders.

Holders

         At June 22, 2004, there were approximately 112 holders of record of the Company's common stock.

Dividends

         The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the acquisition and development of business opportunities.

Sales of Equity Securities

         Between March and June, 2004, the Company entered into loan agreements with eight accredited and sophisticated investors whereby the Company borrowed $765,000 in funds from these investors. Maven Properties, Ltd., an entity controlled by Frank J. Gillen, lent $60,000 of these funds and Badger Investments, LLC, an entity controlled by Shauna Badger, lent $200,000 of these funds. The loans accrue interest at 12% per annum and are due six months from the effective date of the loan. Principal and interest not paid when due bear interest at the rate of 18% per annum. The notes are convertible at any time at the option of the holder into shares of the Company's common stock at the rate of one share of common stock for every $1.00 in principal and accrued interest that is converted. In addition, lenders received warrants to acquire 100 shares of common stock at an exercise price of $1.50 per share for every one thousand dollars in principal lent by the lender. The Company did not use an underwriter in connection with these transactions and the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 as promulgated thereunder.

         In April 2004, the Company issued warrants exercisable for 100,000 shares of common stock to five HMG employees who are employed as telemarketers. The warrants are exercisable at $1.50 per share. The Company did not use an underwriter in connection with these transactions and the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 as promulgated thereunder.

         In April 2004, the Company issued warrants exercisable for a total of 100,000 shares of common stock to the Company's two directors as compensation for services rendered. The warrants are exercisable at $1.50 per share. The Company did not use an underwriter in connection with these transactions and the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 as promulgated thereunder.

         In June 2004, the Company issued 48,000 shares of its common stock to Frank J. Gillen and Shauna Badger in consideration for the cancellation of $24,000 in accrued salary obligations owed to these officers. The Company did not use an underwriter in connection with these transactions and the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 as promulgated thereunder.

         The Company has not issued any other securities during the past three fiscal years.

         The Company is not aware of any other arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

Repurchases of Equity Securities

                                                                                                 (d) Maximum Number
                                                                                                   or Approximate
                                                                          (c) Total Number of     Dollar Value) of
                                                                          Shares Purchases as    Shares that May Yet
                           (a) Total Number                                Part of Publicly      Be purchased Under
                               of Shares          (b) Average Price        Announced Plans          the Plans or
                               Purchased             Paid per Share          or Programs              Program(1)
                           ----------------       ------------------      -------------------    --------------------
         Period
         ------
January 1 through
January 31, 2004                    0                      0                       0                      0
February 1 through
February 29, 2004                   0                      0                       0                      0
March 1 through March
31, 2004                         250,000                  $.14                     0                   545,400

Total                            250,000                  $.14                     0                   545,400

         The Company entered into a verbal agreement whereby it agreed to repurchase 795,400 shares of its common stock (includes those identified in the table) from Reed Jensen, Jeffrey Brown, and Lee Jackson for aggregate consideration of $59,250. An initial 250,000 shares were redeemed for $34,375 and in March 2004 and the remaining 545,400 shares were redeemed in May 2004 for $25,000.

Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Plan of Operation

         The Company has no business operations, and very limited assets or capital resources. The Company's business plan is to seek one or more potential business ventures that, in the opinion of management, may warrant involvement by the Company. The Company recognizes that because of its limited financial, managerial and other resources, the type of suitable potential business ventures which may be available to it will be extremely limited. The Company's principal business objective will be to seek long-term growth potential in the business venture in which it participates rather than to seek immediate, short-term earnings. In seeking to attain the Company's business objective, it will not restrict its search to any particular business or industry, but may participate in business ventures of essentially any kind or nature. It is emphasized that the business objectives discussed are extremely general and are not intended to be restrictive upon the discretion of management.

         The Company will not restrict its search for any specific kind of firms, but may participate in a venture in its preliminary or development stage, may participate in a business that is already in operation or in a business in various stages of its corporate existence. It is impossible to predict at this stage the status of any venture in which the Company may participate, in that the venture may need additional capital, may merely desire to have its shares publicly traded, or may seek other perceived advantages which the Company may offer. In some instances, the business endeavors may involve the acquisition of or merger with a corporation which does not need substantial additional cash but which desires to establish a public trading market for its common stock.

         In furtherance of the Company's plan of operation, the Company has discussed entering into an agreement with VIB whereby all of the VIB equity security holders would exchange their VIB securities for common stock of the Company so that VIB becomes a wholly owned subsidiary of the Company immediately following the closing of the share exchange. It is proposed that all of the outstanding VIB equity securities will be acquired by the Company in exchange solely for the Company's common voting stock. This transaction is intended to qualify as a corporate reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and related or other applicable sections there under. Unless otherwise agreed by the Company and VIB the transaction will close only in the event VIB is able to acquire all of the outstanding VIB shares of capital stock. At closing, all of the VIB officers and directors shall resign and the nominees of the Company would be appointed the officers and directors of VIB. No written agreement has been reached to memorialize this transaction, the terms of the transaction are still in the discussion stage and have not been agreed by the parties and there can be no assurance that this transaction will close on the stated terms or at all.

         In connection with the proposed corporate reorganization between the Company and VIB, the parties entered into a loan agreement, pursuant to which the Company has lent VIB a principal amount of $625,000 as of June 22, 2004. VIB is in difficult financial circumstances and there can be no assurance that VIB will be able to repay the amounts lent.

Liquidity and Capital Resources

         We used net cash for operating activities of $102,598 during the year ended March 31, 2004. As of March 31, 2004, we have $153,854 in current assets, $1,147,324 in current liabilities and a working capital (deficit) of ($993,470). Our current liabilities include $212,443 in accrued liabilities, an obligation in the amount of $209,531 payable on demand and unsecured convertible promissory notes in the amount of $710,000 that are due and payable in full in September 2004.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs associated with any potential acquisition, including the proposed transaction with VIB, and other factors that may not be foreseeable at this time. We believe that we will need at least $100,000 in funding for then next twelve months if we do not enter into a transaction with VIB or another acquisition transaction and we will need to raise additional funds in an undetermined amount thereafter. We have no commitments to provide additional funding and there can be no assurance that we will be able to obtain additional funding on satisfactory terms or at all.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

         SFAS No. 143 - In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

         SFAS No. 145 - On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS
64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of

Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

         SFAS No. 146 - In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS 146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

         SFAS No. 147 - In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

         SFAS No. 148 - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

         SFAS No. 149 - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

         SFAS No. 150 - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

         FASB Interpretation No. 45 - "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

         FASB Interpretation No. 46 - In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

         During the year ended March 31, 2004, the Company adopted the following Emerging Issues Task Force Consensuses which did not have a material impact on the Company's financial statements: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01-8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

Critical Accounting Policies

         The carrying value of the Company's cash equivalents and accounts payable approximate fair values due to their short-term nature. The carrying value of the Company's investments equals their fair value, which is based upon quoted prices in active markets.

         The Company follows the provisions of SFAS 115 regarding marketable securities. The Company`s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

         Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classifies as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of equity. All marketable securities held by the Company have been classified as available-for-sale securities.

         Under FASB Statement 123, the Company estimates the fair value of each stock purchase warrant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent; expected volatility of 108%; risk-free interest rate of 4.5 percent and expected life of 6 months, for the year ended March 31, 2004. As of March 31, 2003 and 2002 there were no stock purchase warrants outstanding.

Risk Factors

     The Company is subject to certain other risk factors due to its development stage status, the industry in which it competes and the nature of its operations. These risk factors include the following.

We have a history of losses and may never become profitable.

     We have no operations and have incurred a net loss of $301,193 for the year ended March 31, 2004. We will not be profitable until and unless we acquire an operating business and we anticipate continuing to lose money. We have no written agreement or commitments relating to the acquisition of an operating business and there can be no assurance that we will acquire and operating business on satisfactory terms or at all. There is no assurance that we will be able to generate revenues in the future.

We do not have sufficient funds to execute our business plan.

         The Report of Independent Public Accountants relating to the Company's March 31, 2004 audited financial statements contains a "going concern" explanatory paragraph. We believe that we will need at least $100,000 in funding for then next twelve months if we do not enter into an acquisition transaction and we will need to raise additional funds in an undetermined amount thereafter. We have no commitments to provide additional funding. There can be no assurance that we will be able to secure additional funds by the issuance of equity or debt securities or that such funding, if it can be obtained, will be available on favorable terms. Moreover, the Company's business plans may change or unforeseen events may occur which affect the amount of additional funds required by the Company. If additional funds are not obtained when required, the lack thereof may have a material adverse effect on the Company.

We may not be repaid the $625,000 that we lent to VIB.

         We have made loans to VIB in the principal amount of $625,000. VIB is in financial distress. There can be no assurance that the Company will be repaid any of the funds that were lent.

We may be subject to liability as a result of our failure to file the required reports with the Securities and Exchange Commission

         Our common stock is registered pursuant to section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act") and we are thereby obligated to file annual reports on Form 10-K or 10-KSB, quarterly reports on Form 10-Q or 10-QSB, Current Reports on Form 8-K, other reports and information as described in the 1934 Act and related rules and to otherwise comply with various provisions of the 1934 Act and related rules. Since 1996 we have failed to comply with substantially all of the obligations imposed upon it by the 1934 Act (the "1934 Act Violations"). As a result, we could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

Our management is involved with other business activities, which could reduce the time they allocate to our operations.

         Our operations depend substantially on the skills and experience of our officers and directors. We do not have employment agreements with any of our officers. Any of our officers or directors can leave at any time. Moreover, our officers and directors are each involved in other business activities and may, in the future, become involved in other business opportunities. If a specific business opportunity becomes available, one or more of these individuals may face a conflict in selecting between the Company and other business opportunities. Should the services of our present officers and directors become unavailable for any reason, our business could be adversely affected. There is no assurance that we will be able to retain the existing working team or attract new officers and directors of the caliber and experience needed to achieve our objectives.

No assurance of a liquid public market for our common stock

         The is no market for our securities and there can be no assurance that a market will develop. If a market develops, there can be no assurance as to the depth or liquidity of any market for our securities or the prices at which holders may be able to sell their securities. As a result, an investment in our securities may not be liquid, and investors may not be able to liquidate their investment readily or at all when they need or desire to sell.

Applicability of low priced stock risk disclosure requirements may adversely affect the prices at which our common stock trades

         Our common stock may be considered a low priced security under rules promulgated under the Securities Exchange Act of 1934 (the "Exchange Act"). Under these rules, broker-dealers participating in transactions in low priced securities must first deliver a risk disclosure document which describes the risks associated with such stocks, the broker-dealer's duties, the customer's rights and remedies, and certain market and other information, and make a suitability determination approving the customer for low priced stock transactions based on the customer's financial situation, investment experience and objectives. Broker-dealers must also disclose these restrictions in writing to the customer, obtain specific written consent of the customer, and provide monthly account statements to the customer. With these restrictions, the likely effect of designation as a low priced stock will be to decrease the willingness of broker-dealers to make a market for the stock, to decrease the liquidity of the stock and to increase the transaction cost of sales and purchases of such stock compared to other securities.

Item 7.  Financial Statements

         See attached financial statements.

Item 8. Changes In and Disagreements with Accountants on Accounting and Financial Disclosure

         The Company is not aware, and has not been advised by its auditors, of any disagreement on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure.

Item 8A. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of March 31, 2004, pursuant to Exchange Act Rule 13a-15(b). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting him to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                                    PART III


Item 9.  Directors and Executive Officers of the Registrant

Identify Directors and Executive Officers

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of June 22, 2004:

                                                                With Company
     Name          Age                Position                      Since
     ----          ---                --------                  -------------

Frank J. Gillen    35     Director, President, Chief Executive      1999
                          Officer and Chief Financial Officer

Shauna  Badger     48     Director, Secretary and Treasurer         2004
-------------

         Frank J. Gillen. Mr. Gillen has been with the Company since 1999 and his term as a director of the Company expires at the next annual meeting of stockholders. Mr. Gillen was the founder of Maven Strategic Partners, Inc. which was formed in 1999. Maven Strategic Partners, Inc. invested in various small cap stocks and was active in day trading. A small part of the revenues were generated from business consulting and identifying distressed companies that could be bought or merged into another strategic company. Mr. Gillen sold his interest in Maven Strategic Partners, Inc. in 2002. Mr. Gillen then began working for Ford Allen, Inc., a business consulting company until he began working for the Company on a full time basis.

         Shauna Badger. Ms. Badger has been with the Company since 2004 and her term as a director of the Company expires at the next annual meeting of stockholders. During the prior five years, Ms. Badger has been principally employed as the sole proprietor of an interior design business Rocky Mountain Designs, that purchases investment property in Park City and Deer Valley, Utah. The interior design business specialize in designing and decorating second home vacation properties that it either leases or resells. Ms. Badger spends approximately 60% of her available business time working for the Company.

         Our directors do not hold directorships in any other public companies.

Identify Significant Employees

         The Company has no other significant employees.

Family Relationships

         None

Involvement in Certain Legal Proceedings

         Our officers and directors have not been involved in any material legal proceedings which occurred within the last five years of any type as described in Regulation S-B.

Audit Committee

         The Company has only two part-time employees that are also the sole directors and officers. The Company has no operations and inadequate funding. Therefore, the Company has no audit, compensation or nominating committee and, as a result, the Company does not have a financial expert serving on its audit committee.

Section 16(a) Beneficial Ownership Reporting Compliance

         Section 16(a) of the Securities Exchange Act requires our executive officers, directors and persons who beneficially own more than 10% of our common stock to file initial reports of ownership and reports of changes in ownership with the SEC. Such persons are required by SEC regulations to furnish us with copies of all Section 16(a) forms filed by such persons.

         Based solely on our review of forms furnished to us and representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the year ended March 31, 2004, except as otherwise set forth in the following paragraph.

         In March 2004, the Company redeemed 250,000 shares of common stock from Reed Jensen, Jeffrey Brown, and Lee Jackson. In March 2004, Maven Properties, Ltd., an entity controlled by Frank J. Gillen, and Badger Investments, LLC, an entity controlled by Shauna Badger, lent the Company $60,000 and $200,000, respectively, which loans are convertible into common stock of the Company and, in connection with the loans, these lenders received warrants immediately exercisable for 6,000 and 20,000 shares of common stock, respectively. To the Company's knowledge, none of the transactions described in this paragraph have been report the required Section 16(a) forms.

Code of Ethics

         Due to the fact that the Company has no operations and inadequate funding, the Company has not adopted a Code of Ethics and does not anticipate doing so in the immediate future.

 Item 10. Executive Compensation

         Summary Compensation Table. The following table provides certain information regarding compensation paid by the company to the named executive officer.

                                                      SUMMARY COMPENSATION TABLE

                                             Annual Compensation                     Awards             Payouts
                                    ---------------------------------------  ------------------------   ----------
                                                                               Restricted   Stock                   All Other
        Name and                                         Other Annual          Stock        Options/    LTIP        Compensation
    Principal Position      Year(1) Salary ($) Bonus($)  Compensation($)(2)    Awards ($)   SAR(#)(2)   Payouts($)  ($) (3)
    ------------------      ------- ---------- --------  ------------------    ----------   ---------   ----------    -------
Frank J. Gillen              2002         0       0               -               -            -           -             -
Director, CEO, President     2003     3,000       0               -               -            -           -             -
and CFO                      2004    18,000       0               -               -            -           -             -
---------------

(1)  Represents fiscal years ending March 31 of each year.
(2) Does not include warrants exercisable for 50,000 shares of the Company's common stock at $1.50 per share that were issued after March 31, 2004.

Compensation of Directors

         Each director received warrants exercisable for 50,000 shares of common stock in April, 2004 as compensation for services rendered on the Board. The Company has made no other arrangement with respect to the future compensation of directors.

Compensation of Officers

         In 2003, the Company paid Mr. Gillen a monthly wage of $1,000 and in 2004 that amount was increased to $4,000 per month. Beginning in 2004, the Company also agreed to pay Ms. Badger a monthly wage of $4,000 per month. The Company has employment agreements in place with both of its officers. After March 31, 2004, the Company also issued to a total of 48,000 shares of common stock as payment for $24,000 in back wages.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of June 22, 2004, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of June 22, 2004, the Company had 2,318,000 shares of common stock outstanding.

    Name and Address                    Shares Beneficially        Percentage of Shares
 Of Beneficial Owner(1)                       Owned(2)              Beneficially Owned             Position
 ----------------------                 -------------------        --------------------            --------
Frank J. Gillen                            1,005,000(3)                 41.2%               Director, President, Chief
                                                                                            Executive Officer and Chief
                                                                                            Financial Officer
Shauna Badger                              1,094,000(4)                 42.3%               Director, Secretary and Treasurer

Directors and Executive Officers           2,099,000                    83.5%
as a Group (2 people)

Maven Properties, Ltd.                       931,000(5)                 39.1%(5)

Badger Investments, LLC                      870,000(6)                 34.3%(6)
549 West 4630 North
Provo, Utah 84604
----------------

(1) Except where otherwise indicated, the address of the beneficial owner is deemed to be the same address as the Company.
(2) Beneficial ownership is determined in accordance with SEC rules and generally includes holding voting and investment power with respect to the securities. Shares of common stock subject to options or warrants currently exercisable, or exercisable within 60 days, are deemed outstanding for computing the percentage of the total number of shares beneficially owned by the designated person, but are not deemed outstanding for computing the percentage for any other person.
(3) Includes 24,000 shares of common stock and warrants that are immediately exercisable for 50,000 shares of common stock at $1.50 per share that are owned by Mr. Gillen. Also includes 865,000 shares of common stock, warrants that are immediately exercisable for 6,000 shares of common stock at $1.50 per share and a convertible note that is immediately convertible into 60,000 shares of common stock (the note conversion figure does not include accrued interest that is also convertible into shares of common stock) that are owned by Maven Properties, Ltd., an entity that is controlled by Mr. Gillen. The convertible notes are convertible into common stock of the Company at the rate of one share of common stock for every $1.00 of interest and accrued interest that is owing on the obligations.
(4) Includes 174,000 shares of common stock and warrants that are immediately exercisable for 50,000 shares of common stock at $1.50 per share that are owned by Ms. Badger. Also includes 650,000 shares of common stock, warrants that are immediately exercisable for 20,000 shares of common stock at $1.50 per share and a convertible note that is immediately convertible into 200,000 shares of common stock (the note conversion figure does not include accrued interest that is also convertible into shares of common stock) that are owned by Badger Investments, LLC, an entity that is controlled by Ms. Badger. The convertible notes are convertible into common stock of the Company at the rate of one share of common stock for every $1.00 of interest and accrued interest that is owing on the obligations.
(5) These shares are included in the reported beneficial ownership of Mr. Gillen. See footnote 3.
(6) These shares are included in the reported beneficial ownership of Ms. Badger. See footnote 4.

Changes in Control

         With the exception of the possible reorganization with VIB, the Company is not aware of any arrangements which may result in a change in control of the Company. For a discussion of the possible VIB transaction see "Business-Lending Activities."

Securities Authorized for Issuance Under Equity Compensation Plans

         The Company does not have any equity compensation plans.

Item 12. Certain Relationships and Related Transactions.

         In March 2004, Maven Properties, Ltd., an entity controlled by Frank J. Gillen, and Badger Investments, LLC, an entity controlled by Shauna Badger, lent the Company $60,000 and $200,000, respectively, which loans are convertible into common stock of the Company at the rate of one share of common stock for every $1.00 of interest and accrued interest that is owing on the obligations and, in connection with the loans, these lenders received warrants immediately exercisable for 6,000 and 20,000 shares of common stock, respectively. From March through May 2004, the Company redeemed 795,400 shares of common stock from Reed Jensen, Jeffrey Brown, and Lee Jackson for aggregate consideration of $59,250. In addition, in June 2004, Maven Properties, Ltd., Shauna Badger and Badger Investments, LLC purchased an aggregate of 1,665,000 shares of common stock from Reed Jensen, Jeffrey Brown, and Lee Jackson for aggregate consideration of $78,250.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

         Listed on page 20 hereof.

Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter ended March 31, 2004.

Item 14. Principal Accountant Fees and Services.

Audit Fees

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2004 was $17,770.

Audit Related Fees

         The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal year ended March 31, 2004 was $17,395.

Tax Fees

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal year ended March 31, 2004 was $375.

All Other Fees

         There were no fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal year ended March 31, 2004.

Audit Committee

         The Company's Board of Directors functions as its audit committee. It is the policy of the Company for all work performed by our principal accountant to be approved in advance by the Board of Directors. All of the services described above in this Item 14 were approved in advance by our Board of Directors.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                        FARADAY FINANCIAL, INC.
                                        (Registrant)



Date: June 29, 2004                     By /s/ Frank J. Gillen

                                          Frank J. Gillen
                                          Director, President, Chief Executive
                                          Officer and Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

     Signature                             Title                       Date


 /s/ Frank J. Gillen       Director, President, Chief Executive    June 29, 2004
----------------------     Officer and Chief Financial Officer
Frank J. Gillen


 /s/ Shauna Badger         Director, Secretary and Treasurer       June 29, 2004
----------------------
Shauna Badger

                                  EXHIBIT INDEX

       EXHIBIT NO.                   DESCRIPTION OF EXHIBIT
       -----------                   ----------------------

         3(i).1 Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-SB, File No. 0-22236)

         3(ii).1 Bylaws of the Company (Incorporated by reference to Exhibit 3.2 of the Company's Form 10-SB, File No. 0-22236)

         10.1 Settlement Agreement by and between the Company and NutraCea, dated December 10, 2002.

         10.2 Loan Agreement by and between the Company and Video Internet Broadcasting Corporation, dated February 18, 2004

         10.3 Security Agreement by and between the Company and Video Internet Broadcasting Corporation, dated March 12, 2004

         10.4 Intellectual Property Security Agreement by and between the Company and Video Internet Broadcasting Corporation, dated March 12, 2004

         10.5 Amendment Number One to the Agreements by and between the Company and Video Internet Broadcasting Corporation, dated April 21, 2004

         10.6 Amendment Number Two to the Agreements by and between the Company and Video Internet Broadcasting Corporation, dated May 1, 2004

         10.7 Form of Loan Agreement by and between the Company and Lenders whereby the Company borrowed the principal amount of $765,000.

         10.8 Form of Loan Agreement by and between the Company and Lenders whereby the Company borrowed the principal amount of $445,000.

         10.9           Employment Agreement with Frank J. Gillen

         10.10          Employment Agreement with Shauna Badger

         21.1           Subsidiaries of the Registrant

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)

                        CONSOLIDATED FINANCIAL STATEMENTS

                             March 31, 2004 and 2003

                                 C O N T E N T S


Independent Auditors' Report............................................F-3

Consolidated Balance Sheets.............................................F-4

Consolidated Statements of Operations and Other Comprehensive Income....F-5

Consolidated Statements of Stockholders' Equity (Deficit)...............F-6

Consolidated Statements of Cash Flows...................................F-8

Notes to the Consolidated Financial Statements ........................F-10

                          INDEPENDENT AUDITORS' REPORT


To the Board of Directors and the Stockholders of Faraday Financial, Inc. and Subsidiaries
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheets of Faraday Financial, Inc. and Subsidiaries (a development stage company) as of March 31, 2004 and 2003 and the related consolidated statements of operations and other comprehensive income, stockholders' equity (deficit) and cash flows for the years ended March 31, 2004, 2003 and 2002 and from inception on June 11, 1992 through March 31, 2004. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements from inception on June 11, 1992 through March 31, 2001 were audited by other auditors whose report dated January 17, 2001 expensed an unqualified opinion and included as explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern. Our opinion from inception on June 11, 1992 through March 31, 2001 is based solely on the opinion of the prior auditors.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Faraday Financial, Inc. and Subsidiaries (a development stage company) as of March 31, 2004 and 2003 and the results of their operations and their cash flows for the years ended March 31, 2004, 2003 and 2002 and from inception on June 11, 1992 through March 31, 2004 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

HJ & Associates, LLC
Salt Lake City, Utah
May 18, 2004

                                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                           Consolidated Balance Sheets

                                                     ASSETS
                                                                                             March 31,
                                                                               -----------------------------------
                                                                                    2004                2003
                                                                               ---------------     ---------------
CURRENT ASSETS

   Cash in bank                                                                $       141,786     $             -
   Cash in escrow                                                                        5,000                   -
   Accrued interest receivable                                                           7,068                   -
                                                                               ---------------     ---------------
     Total Current Assets                                                              153,854                   -
                                                                               ---------------     ---------------

PROPERTY AND EQUIPMENT

   Furniture & equipment, net                                                           14,240                   -
   Less - accumulated depreciation                                                        (165)                  -
                                                                               ---------------     ---------------
     Total Property and Equipment                                                       14,075                   -
                                                                               ---------------     ---------------

OTHER ASSETS

   Note receivable (Note 2)                                                            500,000                   -
   Available-for-sale securities (Note 1)                                                    -             662,157
                                                                               ---------------     ---------------
     Total Other Assets                                                                500,000             662,157
                                                                               ---------------     ---------------
     TOTAL ASSETS                                                              $       667,929     $       662,157
                                                                               ===============     ===============


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                            $        15,350     $         9,800
   Accrued liabilities (Note 2)                                                        212,443             133,732
   Convertible debt related parties (Note 2)                                           919,531             500,295
                                                                               ---------------     ---------------
     Total Current Liabilities                                                       1,147,324             643,827
                                                                               ---------------     ---------------
     Total Liabilities                                                               1,147,324             643,827
                                                                               ---------------     ---------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 20,000,000 shares
    authorized; 3,000,000 issued and 2,750,000 and 3,000,000
    outstanding, respectively                                                            3,000               3,000
   Capital in excess of par value                                                        4,902               4,902
   Treasury shares at cost                                                             (34,375)                  -
   Other comprehensive income                                                                -             162,157
   Deficit accumulated during the development stage                                   (452,922)           (151,729)
                                                                               ---------------     ---------------
     Total Stockholders' Equity (Deficit)                                             (479,395)             18,330
                                                                               ---------------     ---------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                      $       667,929     $       662,157
                                                                               ===============     ===============


                The accompanying notes are an integral part of these consolidated financial statements.

                                            FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Operations and Other Comprehensive Income


                                                                                                                From
                                                                                                             Inception on
                                                                     For the years ended,                      June 11,
                                                                          March 31,                         1992 Through
                                                  -----------------------------------------------------        March 31,
                                                        2004               2003               2002               2004
                                                  ---------------    ---------------    ---------------    ---------------
REVENUES                                          $             -    $             -    $             -    $             -

EXPENSES

Depreciation expense                                          165                  -                  -                165
General and administrative                                103,148                529             16,619            131,035
                                                  ---------------    ---------------    ---------------    ---------------
Total Expenses                                            103,313                529             16,619            131,200
                                                  ---------------    ---------------    ---------------    ---------------
LOSS FROM OPERATIONS                                     (103,313)              (529)           (16,619)          (131,200)
                                                  ---------------    ---------------    ---------------    ---------------

OTHER INCOME (EXPENSE)

Loss on sale of securities                               (311,004)                 -                  -           (311,004)
Gain on legal settlement (Note 2)                         184,767                  -                  -            184,767
Interest income                                             7,068                  -                  -             15,567
Interest expense                                          (78,711)           (67,740)           (56,102)          (211,052)
                                                  ---------------    ---------------    ---------------    ---------------
Total Other Income (Expenses)                            (197,880)           (67,740)           (56,102)          (321,722)
                                                  ---------------    ---------------    ---------------    ---------------
NET LOSS                                                 (301,193)           (68,269)           (72,721)          (452,922)
                                                  ---------------    ---------------    ---------------    ---------------

OTHER COMPREHENSIVE INCOME

  Change in marketable securities                        (162,157)           110,360             51,797                  -
                                                  ---------------    ---------------    ---------------    ---------------
  Total Other Comprehensive Income                       (162,157)           110,360             51,797                  -
                                                  ---------------    ---------------    ---------------    ---------------
COMPREHENSIVE INCOME (LOSS)                       $      (463,350)   $        42,091    $       (20,924)   $      (452,922)
                                                  ===============    ===============    ===============    ===============

BASIC LOSS PER SHARE                              $         (0.10)   $          0.01    $         (0.01)
                                                  ===============    ===============    ===============
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                  2,750,000          3,000,000          3,000,000
                                                  ===============    ===============    ===============
FULLY DILUTED INCOME
 (LOSS) PER SHARE                                 $         (0.10)   $          0.01    $         (0.01)
                                                  ===============    ===============    ===============
FULLY DILUTED WEIGHTED
 AVERAGE NUMBER OF
 SHARES OUTSTANDING                                     2,750,000          3,500,000          3,000,000
                                                  ===============    ===============    ===============


                         The accompanying notes are an integral part of these consolidated financial statements.

                                            FARADAY FINANCIAL, INC. AND SUBSIDIARIES

                                                  (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Deficit)


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                         Common Stock      Additional          Treasury Stock           Other         During the
                                   ---------------------    Paid-in       -----------------------    Comprehensive   Development
                                     Shares      Amount     Capital        Shares        Amount         Income          Stage
                                   ---------    --------    --------      -------      ----------    -----------    ------------
Inception, June 11, 1992                   -    $      -    $      -            -      $        -    $         -    $          -

Common stock issued for cash
 at $0.001 per share                 400,000         400         100            -               -              -               -

Common stock issued for cash
 at $0.01 per share                   24,600          25         221            -               -              -               -

Capital Contribution                       -           -         500            -               -              -               -

Net loss from inception on
 June 11, 1992 through
 March 31, 1999                            -           -           -            -               -              -          (2,902)
                                   ---------    --------    --------      -------      ----------    -----------    ------------
Balance, March 31, 1999              424,600         425         821            -               -              -          (2,902)

Conversion of note payable to
 Related party at $0.003 per share   575,400         575       1,081            -               -              -               -

Common stock issued for cash
 at $0.003 per share               2,000,000       2,000       3,000            -               -              -               -

Net loss for the year ended
 March 31, 2000                            -           -           -            -               -              -          (4,894)
                                   ---------    --------    --------      -------      ----------    -----------    ------------
Balance, March 31, 2000            3,000,000       3,000       4,902            -               -              -          (7,796)

Net loss for the year ended
 March 31, 2001                            -           -           -            -               -              -          (2,943)
                                   ---------    --------    --------      -------      ----------    -----------    ------------
Balance, March 31, 2001            3,000,000    $  3,000    $  4,902            -      $        -    $         -    $    (10,739)
                                   ---------    --------    --------      -------      ----------    -----------    ------------



                         The accompanying notes are an integral part of these consolidated financial statements.

                                            FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)


                                                                                                                       Deficit
                                                                                                                     Accumulated
                                         Common Stock      Additional          Treasury Stock           Other         During the
                                   ---------------------    Paid-in       -----------------------    Comprehensive   Development
                                     Shares      Amount     Capital        Shares        Amount         Income          Stage
                                   ---------    --------    --------      -------      ----------    -----------    ------------
Balance, March 31, 2001            3,000,000    $  3,000    $  4,902            -      $        -    $         -    $    (10,739)

Unrealized Gain on Investment              -           -           -            -               -         51,797               -

Net loss for the year ended
   March 31, 2002                          -           -           -            -               -              -         (72,721)
                                   ---------    --------    --------      -------      ----------    -----------    ------------
Balance, March 31, 2002            3,000,000       3,000       4,902            -               -         51,797         (83,460)

Unrealized Gain on Investment              -           -           -            -               -        110,360               -

Net loss for the year ended
   March 31, 2003                          -           -           -            -               -              -         (68,269)
                                   ---------    --------    --------      -------      ----------    -----------    ------------
Balance, March 31, 2003            3,000,000       3,000       4,902            -               -        162,157        (151,729)

Purchase of treasury shares                -           -           -      250,000         (34,375)             -               -

Unrealized Loss on Investment              -           -           -            -               -       (162,157)              -

Net loss for the year ended
   March 31, 2004                          -           -           -            -               -              -        (301,193)
                                   ---------    --------    --------      -------      ----------    -----------    ------------
Balance, March 31, 2004            3,000,000    $  3,000    $  4,902      250,000      $  (34,375)   $         -    $   (452,922)
                                   =========    ========    ========      =======      ==========    ===========    ============



                         The accompanying notes are an integral part of these consolidated financial statements.

                                            FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows


                                                                                                                        From
                                                                                                                    Inception on
                                                                                For the Years Ended                    June 11,
                                                                                      March 31,                     1992 Through
                                                                  ----------------------------------------------       March 31,
                                                                     2004               2003            2002             2004
                                                                  ------------      ------------    ------------      ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                       $   (301,193)     $    (68,269)   $    (72,721)     $   (452,922)
   Adjustments to reconcile net loss to
     used by operating activities:
       Depreciation & amortization expense                                 165                 -               -               436
       Expenses paid with note payable                                       -                 -               -             1,656
       Loss on sale of securities                                      311,004                 -               -           311,004
       Gain on legal settlement                                       (184,767)                -               -          (184,767)
   Changes in operating assets and liabilities:
       Increase in cash in escrow                                       (5,000)                -               -            (5,000)
       (Increase) decrease in interest receivable                       (7,068)                -           8,499            (7,068)
       Increase in accounts payable                                      5,550                 -               -            15,350
       Increase in current liabilities and accrued interest             78,711            67,740          56,236           212,443
                                                                  ------------      ------------    ------------      ------------
         Net Cash Used by Operating Activities                        (102,598)             (529)         (7,986)         (108,868)
                                                                  ------------      ------------    ------------      ------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Organization costs                                                      -                 -               -              (271)
     Purchase of fixed assets                                          (14,240)                -               -           (14,240)
     Purchase of securities                                                  -                 -               -          (500,000)
     Sale of securities                                                259,585                 -               -           259,585
     Issuance of note receivable                                      (500,000)                -         (50,000)         (500,000)
                                                                  ------------      ------------    ------------      ------------
       Net Cash Used by Investing Activities                          (254,655)                -         (50,000)         (754,926)
                                                                  ------------      ------------    ------------      ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Common stock issued for cash                                            -                 -               -             5,746
     Purchase of treasury shares                                       (34,375)                -               -           (34,375)
     Proceeds from contribution of capital                                   -                 -               -               500
     Proceeds from convertible notes                                   710,000               295          58,220         1,210,295
     Principal payments on convertible notes                          (176,586)                -               -          (176,586)
                                                                  ------------      ------------    ------------      ------------
       Net Cash Provided by Financing Activities                       499,039               295          58,220         1,005,580
                                                                  ------------      ------------    ------------      ------------
NET INCREASE (DECREASE) IN CASH                                        141,786              (234)            234           141,786

CASH AT BEGINNING OF YEAR                                                    -               234               -                 -
                                                                  ------------      ------------    ------------      ------------
CASH AT END OF YEAR                                               $    141,786      $          -    $        234      $    141,786
                                                                  ============      ============    ============      ============



                         The accompanying notes are an integral part of these consolidated financial statements.

                                            FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Continued)


                                                                                                                        From
                                                                                                                    Inception on
                                                                                For the Years Ended                    June 11,
                                                                                      March 31,                     1992 Through
                                                                  ----------------------------------------------       March 31,
                                                                     2004               2003            2002             2004
                                                                  ------------      ------------    ------------      ------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
  ACTIVITIES

NON-CASH INVESTING AND FINANCING
  ACTIVITIES:

     Common stock issued for debt paid
       on behalf of the Company                                   $          -      $          -    $          -      $      1,656
     Distribution of assets in payment of
       convertible debt                                           $    114,178      $          -    $          -      $    114,178

CASH PAID FOR:
     Interest                                                     $          -      $          -    $          -      $          -
     Taxes                                                        $          -      $          -    $          -      $          -



                         The accompanying notes are an integral part of these consolidated financial statements.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies of Faraday Financial, Inc. and Subsidiaries is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

         a. Organization and Business Activities

         Faraday Financial, Inc. was incorporated under the laws of the State of Delaware June 11, 1992. The Company has been in the development stage since incorporation and has spent most of its efforts in developing and marketing various products; however, it has not yet had revenues sufficient to sustain operations and has relied upon financing from shareholders and an occasional issuance of its common stock. The Company intends to seek out various business opportunities, including acquisition.

         During December 2003, the Company incorporated Lynx WiFi, Inc. as a wholly-owned subsidiary. In March 2004, the Company incorporated Homenet Utah, Inc. and Homenet Marketing Group, Inc. as wholly-owned subsidiaries. The subsidiaries have had no operations since inception.

         b. Basis of Presentation

         The preparation of financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain prior year amounts have been reclassified to conform to the current year presentation.

         c. Cash and Cash Equivalents

         Short-term liquid investments with an initial maturity of generally three months or less, including investments in money market funds are considered cash equivalents.

         d. Revenue Recognition Policy

         The Company currently has no source of revenues. Revenue recognition policies will be determined when principal operations begin.

         e. Fair Value of Financial Instruments

         The carrying value of the Company's cash equivalents and accounts payable approximate fair values due to their short-term nature. The carrying value of the Company's investments equals their fair value, which is based upon quoted prices in active markets.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         f. Property and Equipment

         Property and equipment are stated at cost. Expenditures for small tools, ordinary maintenance and repairs are charged to operations as incurred. Major additions and improvements are capitalized. Depreciation is computed using the straight-line method over estimated useful lives as follows:

                  Equipment                               3 to 5 years
                  Furniture and fixtures                  5 years

         Depreciation expense for the years ended March 31, 2004, 2003 and 2002 was 165, $0 and $0, respectively.

         g. Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiary, Homenet Marketing Group, Inc. All significant intercompany accounts and transactions have been eliminated in consolidation.

         h. Marketable Securities

         The Company follows the provisions of SFAS 115 regarding marketable securities. The Company`s securities investments that are bought and held principally for the purpose of selling them in the near term are classified as trading securities. Trading securities are recorded at fair value on the balance sheet in current assets, with the change in fair value during the period included in earnings.

         Securities investments that the Company has the positive intent and ability to hold to maturity are classified as held-to-maturity securities and recorded at amortized cost in investments and other assets. Securities investments not classified as either held-to-maturity or trading securities are classifies as available-for-sale securities. Available-for-sale securities are recorded at fair value in investments and other assets on the balance sheet, with the change in fair value during the period excluded from earnings and recorded net of tax as a separate component of equity. All marketable securities held by the Company have been classified as available-for-sale securities.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         i. Earnings Per Share ("EPS")

         The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Fully diluted income (loss) per share calculations are not presented for years in which a loss is incurred as any stock equivalents are antidilutive in nature. The Company has included 500,000 common stock equivalents at March 31, 2003, ad has excluded 990,531 and 500,000 common stock equivalents at March 31, 2004 and 2002, respectively.

                                                              For the Year Ended
                                                                March 31, 2004
                                     -----------------------------------------------------------------
                                             Loss                   Shares            Per Share
                                         (Numerator)            (Denominator)           Amount
                                     -----------------------------------------------------------------
Basic                                    $   (463,350)             2,750,000              (0.17)
Fully Diluted                            $   (463,350)             2,750,000              (0.17)

                                                              For the Year Ended
                                                                March 31, 2003
                                     -----------------------------------------------------------------
                                             Loss                   Shares            Per Share
                                         (Numerator)            (Denominator)           Amount
                                     -----------------------------------------------------------------
Basic                                    $     42,091              3,000,000               0.01
Fully Diluted                            $     42,091              3,500,000               0.01


                                                              For the Year Ended
                                                                March 31, 2002
                                     -----------------------------------------------------------------
                                             Loss                   Shares            Per Share
                                         (Numerator)            (Denominator)           Amount
                                     -----------------------------------------------------------------
Basic                                    $    (20,924)             3,000,000              (0.01)
Fully Diluted                            $    (20,924)             3,000,000              (0.01)

         j. Comprehensive Income

         The components of other comprehensive income (loss) include the change in fair market value of available-for-sale investments owned by the Company.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k. Income Taxes

         Deferred taxes are provided on a liability method whereby deferred tax assets are recognized for deductible temporary differences and operating loss and tax credit carryforwards and deferred tax liabilities are recognized for taxable temporary differences. Temporary differences are the differences between the reported amounts of assets and liabilities and their tax bases. Deferred tax assets are reduced by a valuation allowance when, in the opinion of management, it is more likely than not that some portion or all of the deferred tax assets will not be realized. Deferred tax assets and liabilities are adjusted for the effects of changes in tax laws and rates on the date of enactment.

         Net deferred tax liabilities consist of the following components as of March 31, 2004, 2003 and 2002:

                                                                  2004                2003                2002
                                                             ------------         ------------        ------------
              Deferred tax assets:
                NOL Carryover                                $    243,600         $     22,885        $     22,680

              Deferred tax liabilities:
                Depreciation                                         (730)                   -                   -

              Valuation allowance                                (242,870)             (22,885)            (22,680)
                                                             ------------         ------------        ------------
              Net deferred tax asset                         $          -         $          -        $          -
                                                             ============         ============        ============

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended March 31, 2004, 2003 and 2002 due to the following:

                                                                  2004                2003                2002
                                                             ------------         ------------        ------------
              Book income (loss)                             $   (180,705)        $    (16,415)       $     (8,160)
              Accrued Interest                                     34,060               26,420               9,870
              Meals and entertainment                               2,080                    -                   -
              Realized Gain / Loss                                (72,060)             (43,040)            (20,200)
              Other                                                (3,360)                   -                 (40)
              Valuation allowance                                 219,985                  205              18,530
                                                             ------------         ------------        ------------
                                                             $          -         $          -        $          -
                                                             ============         ============        ============

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k. Income Taxes (Continued)

         At March 31, 2004, the Company had net operating loss carryforwards of approximately $624,000 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the March 31, 2004 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

         l. Recent Accounting Pronouncements

         SFAS No. 143 - In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

         SFAS No. 145 - On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         l. Recent Accounting Pronouncements (Continued)

         SFAS No. 146 - In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS
         146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

         SFAS No. 147 - In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

         SFAS No. 148 - In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2004 and 2003

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         l. Recent Accounting Pronouncements (Continued)

         SFAS No. 149 - In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

         SFAS No. 150 - In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

         FASB Interpretation No. 45 - "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

         FASB Interpretation No. 46 - In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2004 and 2003


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         l. Recent Accounting Pronouncements (Continued)

         During the year ended March 31, 2004, the Company adopted the following Emerging Issues Task Force Consensuses which did not have a material impact on the Company's financial statements: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01-8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

NOTE 2 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

         Notes Payable and Agreement with NutraCea

         In December 2000, the Company entered into a merger agreement with NutraCea (formerly NutraStar Incorporated). The merger was contingent on a $500,000 loan from Faraday to NutraCea. As of March 2001, the Company had secured investors and advanced $500,000 to NutraCea. By April 2001 the Company determined that the merger plans were terminated. The $500,000 that had been advanced to NutraCea was due within 90 days and bore interest at 12%. The note carried an optional conversion feature in which the Company could convert the principal and accrued interest into common stock of NutraCea at a rate of $1.00 per share. The notes also carried a mandatory conversion feature as follows: in the event that NutraCea merged into a public company or issued shares pursuant to its initial public offering of common stock, the outstanding principal and accrued interest was to be converted into common stock of Nutracea at the lesser of a) $1.00 per share, b) the average share price over the initial 10 day trading period less 20%, or
         c) the price per share of common stock offered in a private placement at the time of mandatory conversion.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2004 and 2003


NOTE 2 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

         Notes Payable and Agreement with NutraCea (Continued)

         Investors advanced the $500,000 with the understanding that following either a merger with NutraCea or NutraCea's merger with another public company, the amounts would be converted to equity in the newly merged corporation. However, no written agreements were signed formalizing the nature or the terms of the advances. Management of the Company believes that accounting for the investors' advance of $500,000 to NutraCea on behalf of Faraday as notes payable is the most accurate way to report the transaction. The Company recorded $71,791, $67,740 and $56,102 of interest expense related to these notes payable at 12% per annum for the years ended March 31, 2004, 2003 and 2002.

         On December 13, 2001, the Company reached a settlement agreement with NutraCea. The agreement states that NutraCea borrowed a total of $500,000 from the Company pursuant to a series of promissory notes bearing interest at 12% per annum and due and payable 90 days from the date of issuance. The outstanding principal and accrued but unpaid interest on the date of the settlement was $551,797. Per the terms of the agreement the Company and NutraCea released, settled and disposed of any and all claims, demands and disputes of any kind between them, including, but not limited to, any disputes connected with the proposed terminated merger. NutraCea settled their debt to Faraday of $500,000 principal and $51,797 accrued interest in exchange for 735,730 shares of NutraCea Preferred Stock per the terms of the agreement.

         The agreement also stipulates that failure on the part of NutraCea to file a Registration Statement on For SB-2 or a substantially equivalent registration that is declared effective by the Securities and Exchange Commission by June 30, 2002 will result in conversion of the 735,730 Preferred Shares to the same number of Common Shares of NutraCea. NutrCea failed to register the Preferred Shares with the Securities and Exchange Commission on or before June 30, 2002, and therefore, NutraCea was obligated to convert the 735,730 Preferred Shares to 735,730 Common Shares.

         On July 16, 2002, a Complaint was filed against NutraCea by the Company in the United States District Court, for the District of Utah (Case No 02-CV-00959). The Company filed the lawsuit when NutraCea failed to meet the terms set forth in the settlement agreement. NutraCea did file a registration statement with the Securities and Exchange Commission on June 4, 2002, however, such registration statement had not been declared effective as of June 30, 2002 as required by the settlement agreement. As discussed previously, in the event that NutraCea failed to affect a registration statement by June 30, 2002, NutraCea's Chief Executive Officer, Ms. Patricia McPeak, was to transfer to the Company an additional 735,730 pre-reverse split shares of her common stock and become personally liable to the Company for the original $500,000 debt amount plus 12% interest per annum. The lawsuit also seeks to award the Company any attorney's fees and other costs related to this matter.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2004 and 2003


NOTE 2 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

         Notes Payable and Agreement with NutraCea (Continued)

         On August 29, 2002, NutraCea filed a motion to dismiss the Complaint filed by the Company due to lack of personal jurisdiction for both NutraCea and Ms. McPeak. On November 27, 2002, NutraCea's motion to dismiss was denied as to both NutraCea and Ms. McPeak. An alternative settlement agreement was reached on December 10, 2003, whereby the suit was dismissed and the Company shall be guaranteed payment on any deficiency upon the sale of their common stock.

         On September 18, 2003 the Company converted its existing 735,730 preferred shares of NutraCea to 735,730 shares of NutraCea common stock. Also, in September of 2003 per the terms of the new settlement agreement NutraCea transferred an additional 735,730 shares of its common stock to the Company. NutraCea also paid deferred dividends to the Company as of September 18, 2003 in the form of 1,301,692 shares of its common stock.

         The new settlement agreement also states that the Company has until September 18, 2004 to sell the NutraCea common stock, and in the event the Company is unable to realize $551,797 plus any legal fees the Company incurred as of September 18, 2003 through the sale of its 2,774,772 shares of NutraCea common stock (735,730 preferred shares converted to common plus the additional 735,730 common shares and 1,301,692 shares granted in payment of dividends) that NutraCea shall have 90 days from the date that the Company demonstrates that through its best efforts it has not been able to realize $551,797 plus legal fees through the sale of its NutraCea common stock, to transfer to the Company additional NutraCea common shares to make up any deficiency between the actual sales price obtained by the Company after it has sold all of its NutraCea shares and the amount of $551,797 plus legal fees.

         In addition, should the Company choose not to sell any portion of its NutraCea common stock prior to September 18, 2004, the value of any portion of its NutraCea common stock still remaining shall be credited against the original $551,797. Furthermore, should the value of the common stock exceed the $551,797, the Company is entitled to keep the excess. It is the full intention of the Company to distribute the stock awards from the settlement on a pro rata basis to each investor.

         As of March 31, 2004 the Company has distributed a total of 73,735 shares of NutraCea common stock valued at $114,178 directly to the investors. The Company accounted for the transaction as a reduction to the principal amount of the notes.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES

                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2004 and 2003


NOTE 2 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

         Notes Payable and Agreement with NutraCea (Continued)

         Also during the year ended March 31, 2004 the Company sold 347,743 shares of the NutraCea common stock and distributed the proceeds to the investors. The total amount distributed to the investors was $259,585 and was accounted for as a reduction to the principal amount of the notes.

         The Company plans to distribute the remaining shares of the NutraCea stock or the proceeds from the sales of the stock to investors until the remaining principal and accrued interest is paid in full. At March 31, 2004 the remaining principal balance of these notes was $209,531. The Company has recorded accrued interest of $205,523 as of March 31, 2004.

         Notes Payable, Notes Receivable and Agreement with VIB.TV

         The Company plans to enter into an agreement with Video Internet Broadcasting Corporation (VIB) whereby all of the VIB equity security holders would exchange their VIB securities for common stock of Faraday so that VIB becomes a wholly owned subsidiary of Faraday immediately following the closing of the share exchange.

         It is proposed that all of the outstanding VIB equity securities will be acquired by Faraday in exchange solely for Faraday common voting stock. This transaction is intended to qualify as a corporate reorganization under Section 368(a)(1)(B) of the Internal Revenue Code of 1986, as amended, and related or other applicable sections there under.

         At closing, Faraday will issue an aggregate of 4,407,992 shares of Faraday's common stock for immediate delivery to the VIB equity security holders on the basis of one (1) Faraday share of common stock for each outstanding share of VIB capital stock. Unless otherwise agreed by Faraday and VIB the transaction shall close only in the event VIB is able to acquire all of the outstanding VIB shares of capital stock.

         At closing, all of the VIB officers and directors shall resign and the nominees of Faraday shall be appointed the officers and directors of VIB.

         In connection with the proposed corporate reorganization between Faraday and VIB, the parties entered into a loan agreement, pursuant to which Faraday has lent VIB a principal amount of $500,000 as of March 31, 2004. Faraday loaned an additional $250,000 to VIB subsequent to year-end for a total principal amount of $750,000.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2004 and 2003


NOTE 2 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

         Notes Payable, Notes Receivable and Agreement with VIB.TV (Continued)

         To obtain the financing needed for the loan agreement between Faraday and VIB, Faraday entered into loan agreements with several investors. During March 2004, the Company issued convertible debentures to finance its loan to VIB. The debentures accrue interest at 12% per annum and are due six months from the original date of the notes. Principal and interest not paid when due shall bear interest at the rate of 18% per annum. The notes are convertible at any time at the option of the holder into shares of the Company's common stock at the rate of one share of common stock for every $1.00 in principal and accrued interest that is converted. In addition, the notes have attached common stock purchase warrants to acquire 100 shares of common stock at an exercise price of $1.50 per share for every one thousand dollars in principal lent by the lender.

         In determining whether an instrument includes a beneficial conversion option, the Emerging Issues Task Force reached a consensus that the effective conversion price based on the proceeds received for or allocated to the convertible instrument should be used to compute the intrinsic value, if any, of the embedded conversion option. As a result of this consensus, an issuer should first allocate the proceeds received in a financing transaction that includes a convertible instrument to the convertible instrument and any other detachable instruments included in the exchange (such as detachable warrants) on a relative fair value basis. Then, the Issue 98-5 model should be applied to the amount allocated to the convertible instrument, and an effective conversion price should be calculated and used to measure the intrinsic value, if any, of the embedded conversion option.

         Faraday issued $710,000 of convertible debt with a par amount of $710,000 and 71,000 warrants. The convertible debt is convertible at a conversion price of $1 per share (holder would receive 1 share of stock for each dollar of debt or 710,000 shares of the Company's common stock). Using the black-scholes model, the 71,000 warrants have no value. The Company has recorded accrued interest of $6,920 associated with the convertible debentures.

         The Company has determined that the embedded conversion option within the debt instrument is not beneficial (has no intrinsic value) to the holder.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2004 and 2003


NOTE 2 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

         Notes Payable, Notes Receivable and Agreement with VIB.TV (Continued)

         Notes payable, convertible debentures and notes payable - related parties consist of the following as of March 31, 2004:

         Unsecured notes payable to shareholders of the Company
           due on demand, payable through the issuance of or
           proceeds from the sale of shares of NutraCea common
           stock Interest is computed at a rate of 12% per annum.     $ 209,531

         Unsecured convertible notes payable to shareholders of
           the Company due September 2004, convertible at the
           holders option to common stock of the Company at a
           ratio of one share per each dollar of outstanding
           principal and interest. Interest is computed at a
           rate of 12% per annum.                                       710,000
                                                                      ---------

         Total Notes payable, notes payable - related parties and
           Convertible Debentures Payable                             $ 919,531
                                                                      =========

         Interest expense on the above debt amounted to $78,711, $67,740, and $56,102 for the years ended March 31, 2004, 2003 and 2002, respectively.

NOTE 3 - OUTSTANDING STOCK PURCHASE WARRANTS

         Under FASB Statement 123, the Company estimates the fair value of each stock purchase warrant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent; expected volatility of 108%; risk-free interest rate of 4.5 percent and expected life of 6 months, for the year ended March 31, 2004. As of March 31, 2003 and 2002 there were no stock purchase warrants outstanding.

         Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $-0- for the year ended March 31, 2004. As the value of the warrants is $-0- the Company's net loss would not have been changed.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2004 and 2003


NOTE 3 - OUTSTANDING STOCK PURCHASE WARRANTS (Continued)

         A summary of the status of the Company's stock warrants as of March 31, 2004 and changes during the year ended March 31, 2004 is presented below:

                                                                       Weighted          Weighted
                                                       Options          Average           Average
                                                         and           Exercise         Grant Value
                                                       Warrants          Price          Fair Value
                                                       --------        --------         -----------
         Outstanding, March 31, 2003                          -      $        -        $         -
               Granted                                   71,000            1.50                  -
               Expired/Canceled                               -               -                  -
               Exercised                                      -               -                  -
                                                      ---------      ----------        -----------
         Outstanding, March 31, 2004                     71,000      $     1.50        $         -
                                                      =========      ==========        ===========
         Exercisable, March 31, 2004                     71,000      $     1.50        $         -
                                                      =========      ==========        ===========

NOTE 4 - GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate capital, it could be forced to cease operations.

         In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock. However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans.

         The ability of the Company to continue as a going concern is dependent upon its ability to successfully accomplish the plans described in the preceding paragraph and eventually secure other sources of financing and attain profitable operations. The accompanying financial statements do not include any adjustments that might be necessary if the Company is unable to continue as a going concern.