Form 10QSB
period 2004-06-30
FARADAY FINANCIAL INC
filed 2004-08-23
CIK 910639

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                  For the Quarterly Period Ended June 30, 2004

                        Commission File Number 000-22236

                             FARADAY FINANCIAL, INC.
              -----------------------------------------------------
             (Exact name of registrant as specified in its charter)


              Delaware                                   33-0565710
   -------------------------------           ---------------------------------
   (State or other jurisdiction of           (IRS Employer Identification No.)
    incorporation or organization)


                    175 South Main, Suite 1240, SLC, UT 84111
                   ------------------------------------------
                    (Address of principal executive offices)
                                   (Zip Code)

                                 (801) 502-6100
              ----------------------------------------------------
              (Registrant's telephone number, including area code)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

              Class                        Outstanding as of August 19, 2004
          ------------                     ---------------------------------
          Common Stock                                 2,318,000

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                           Consolidated Balance Sheet
                                                   (Unaudited)

                                                     ASSETS
                                                                                                      June 30,
                                                                                                        2004
                                                                                                ------------------
CURRENT ASSETS

   Cash in bank                                                                                 $          368,777
   Cash in escrow                                                                                           35,000
   Employee Advances                                                                                        27,865
   Accrued interest receivable                                                                              25,074
                                                                                                ------------------
     Total Current Assets                                                                                  456,716
                                                                                                ------------------

PROPERTY AND EQUIPMENT

   Furniture & equipment, net                                                                               14,240
   Less - accumulated depreciation                                                                            (877)
                                                                                                ------------------
     Total Property and Equipment                                                                           13,363
                                                                                                ------------------

OTHER ASSETS

   Note receivable (Note 2)                                                                                670,000
                                                                                                ------------------
     Total Other Assets                                                                                    670,000
                                                                                                ------------------
     TOTAL ASSETS                                                                               $        1,140,079
                                                                                                ==================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                             $           16,152
   Accrued liabilities (Note 2)                                                                            256,828
   Convertible debt related parties (Note 2)                                                             1,484,531
                                                                                                ------------------
     Total Current Liabilities                                                                           1,757,511
                                                                                                ------------------
     Total Liabilities                                                                                   1,757,511
                                                                                                ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 20,000,000 shares
    Authorized 3,113,400 issued, 2,318,000 outstanding                                                       3,113
   Capital in excess of par value                                                                          118,189
   Treasury shares at cost                                                                                 (59,375)
   Other comprehensive loss                                                                                      -
   Deficit accumulated during the development stage                                                       (679,359)
                                                                                                ------------------
     Total Stockholders' Equity (Deficit)                                                                 (617,432)
                                                                                                ------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       $        1,140,079
                                                                                                ==================



            The accompanying notes are an integral part of these consolidated financial statements.

                                                      2

                                            FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Operations and Other Comprehensive Income
                                                           (Unaudited)

                                                                                                                         From
                                                                                                                     Inception on
                                                                                                                        June 11,
                                                                                   For the Three Months Ended,           1992
                                                                                            June 30,                    through
                                                                                   ---------------------------          June 30,
                                                                                      2004            2003                2004
                                                                                   -----------     -----------        -----------

          REVENUES                                                                 $    86,742     $         -        $    86,742

          EXPENSES

          Depreciation expense                                                             712               -                877
          General and administrative                                                   286,088           7,349            417,123
                                                                                   -----------     -----------        -----------
          Total Expenses                                                               286,800           7,349            418,000
                                                                                   -----------     -----------        -----------
          LOSS FROM OPERATIONS                                                        (200,058)         (7,349)          (331,258)
                                                                                   -----------     -----------        -----------

          OTHER INCOME (EXPENSE)

          Loss on sale of securities                                                         -         (60,366)          (311,004)
          Gain on legal settlement (Note 2)                                                  -               -            184,767
          Interest income                                                               18,006               -             33,573
          Interest expense                                                             (44,385)        (18,969)          (255,437)
                                                                                   -----------     -----------        -----------
          Total Other Income (Expenses)                                                (26,379)        (79,335)          (348,101)
                                                                                   -----------     -----------        -----------
          NET LOSS                                                                    (226,437)        (86,684)          (679,359)
                                                                                   -----------     -----------        -----------

          OTHER COMPREHENSIVE LOSS

            Change in marketable securities                                                  -        (547,487)                 -
                                                                                   -----------     -----------        -----------
            Total Other Comprehensive Loss                                                   -        (547,487)                 -
                                                                                   -----------     -----------        -----------

          COMPREHENSIVE LOSS                                                       $  (226,437)    $  (634,171)       $  (679,359)
                                                                                   ===========     ===========        ===========

          BASIC LOSS PER SHARE                                                     $     (0.09)    $     (0.03)
                                                                                   ===========     ===========

          WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING                              2,318,000       3,000,000
                                                                                   ===========     ===========


                         The accompanying notes are an integral part of these consolidated financial statements.

                                                                3

                                            FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows
                                                           (Unaudited)

                                                                                                                         From
                                                                                                                     Inception on
                                                                                                                       June 11,
                                                                                     For the Three Months Ended,         1992
                                                                                               June 30,                 through
                                                                                    ------------------------------      June 30,
                                                                                        2004               2003           2004
                                                                                    ------------      ------------    ------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                         $   (226,437)     $    (86,684)   $   (679,359)
   Adjustments to reconcile net loss to used by operating activities:
       Depreciation & amortization expense                                                   712                 -           1,148
       Common stock issued for services                                                  113,400                 -         113,400
       Expenses paid with note payable                                                         -                 -           1,656
       Loss on sale of securities                                                              -            60,366         311,004
       Gain on legal settlement                                                                -                 -        (184,767)
   Changes in operating assets and liabilities:
       Increase in cash in escrow                                                        (30,000)                -         (35,000)
       (Increase) decrease in interest receivable                                        (18,006)                -         (25,074)
       Increase in accounts receivable - related                                         (27,865)                -         (27,865)
       Increase in accounts payable                                                          802                 -          16,152
       Increase in current liabilities and accrued interest                               44,385            18,969         256,828

         Net Cash (Used) Provided by Operating Activities                               (143,009)           (7,349)       (251,877)
                                                                                    ------------      ------------    ------------
CASH FLOWS FROM INVESTING ACTIVITIES

     Organization costs                                                                        -                 -            (271)
     Purchase of fixed assets                                                                  -                 -         (14,240)
     Purchase of securities                                                                    -                 -        (500,000)
     Sale of securities                                                                        -             7,594         259,585
     Issuance of note receivable                                                        (170,000)                -        (670,000)
                                                                                    ------------      ------------    ------------
       Net Cash (Used) Provided by Investing Activities                                 (170,000)            7,594        (924,926)
                                                                                    ------------      ------------    ------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Common stock issued for cash                                                              -                 -           5,746
     Purchase of treasury shares                                                         (25,000)                -         (59,375)
     Proceeds from contribution of capital                                                     -                 -             500
     Proceeds from convertible notes                                                     565,000                 -       1,775,295
     Principal payments on convertible notes                                                   -                 -        (176,586)
                                                                                    ------------      ------------    ------------
       Net Cash Provided by Financing Activities                                         540,000                 -       1,545,580
                                                                                    ------------      ------------    ------------

NET INCREASE IN CASH                                                                     226,991               245         368,777

CASH AT BEGINNING OF PERIOD                                                              141,786                 -               -
                                                                                    ------------      ------------    ------------
CASH AT END OF PERIOD                                                               $    368,777      $        245    $    368,777
                                                                                    ============      ============    ============



                       The accompanying notes are an integral part of these consolidated financial statements.

                                                               4

                                            FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Continued)
                                                           (Unaudited)

                                                                                                                         From
                                                                                                                     Inception on
                                                                                                                       June 11,
                                                                                     For the Three Months Ended,         1992
                                                                                               June 30,                 through
                                                                                    ------------------------------      June 30,
                                                                                        2004               2003           2004
                                                                                    ------------      ------------    ------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES

NON-CASH INVESTING AND FINANCING
   ACTIVITIES:

     Common stock issued for debt paid
       on behalf of the Company                                                     $          -      $          -    $      1,656
     Distribution of assets in payment of
       convertible debt                                                             $          -      $          -    $    114,178
     Common stock issued for services                                               $    113,400      $          -    $    113,400

CASH PAID FOR:

     Interest                                                                       $          -      $          -    $          -
     Taxes                                                                          $          -      $          -    $          -



                         The accompanying notes are an integral part of these consolidated financial statements.

                                                               5

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                For the Three Months Ended June 30, 2004 and 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. Certain information and footnote disclosures normally included in financial statements prepared in accordance with accounting principles generally accepted in the United States of America have been condensed or omitted in accordance with such rules and regulations. The information furnished in the interim condensed consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements. Although management believes the disclosures and information presented are adequate to make the information not misleading, it is suggested that these interim condensed consolidated financial statements be read in conjunction with the Company's most recent audited financial statements and notes thereto included in its March 31, 2004 Annual Report on Form 10-KSB. Operating results for the three months ended June 30, 2004 are not necessarily indicative of the results that may be expected for the year ending March 31, 2005.

NOTE 2 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

         Notes Payable and Agreement with NutraCea

         In December 2000, the Company entered into a merger agreement with NutraCea (formerly NutraStar Incorporated). The merger was contingent on a $500,000 loan from Faraday to NutraCea. As of March 2001, the Company had secured investors and advanced $500,000 to NutraCea. By April 2001 the Company determined that the merger plans were terminated. The $500,000 that had been advanced to NutrCea was due within 90 days and bore interest 12%. The note carried an optional conversion feature in which the Company could convert the principal and accrued interest into common stock of NutraCea at a rate of $1.00 per share. The notes also carried a mandatory conversion feature as follows: in the event that NutraCea merged into a public company or issued shares pursuant to its initial public offering of common stock, the outstanding principal and accrued interest was to be converted into common stock of NutraCea at the lesser of a) $1.00 per share, b) the average share price over the initial 10 day trading period less 20%, or
         c) the price per share of common stock offered in a private placement at the time of mandatory conversion.

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

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended June 30, 2004 and 2003


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

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                For the Three Months Ended June 30, 2004 and 2003


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

         The Company plans to distribute the remaining shares of the NutraCea stock or the proceeds from the sales of the stock to investors until the remaining principal and accrued interest is paid in full. At June 30, 2004 the remaining principal balance of these notes was $209,531. The Company has recorded accrued interest of $217,940 as of June 30, 2004.

         Notes Payable, Notes Receivable and Agreement with VIB.TV

         The Company, Video Internet Broadcasting Corporation (VIB) and Homenet Utah, Inc. ("Homenet"), a wholly owned subsidiary of the Company, have entered into a Merger Agreement whereby Homenet may be merged into VIB ("Merger") with VIB to be the surviving corporation. The separate existence of Homenet would cease if the Merger becomes effective. Consummation of the Merger is subject to various conditions including satisfactory resolution of the potential VIB liabilities and no VIB shareholders exercising dissenters rights. Notwithstanding the foregoing, Homenet may waive such conditions to closing as it deems appropriate. In addition, as part of the Merger, VIB's name will be changed to HomeNet Communications, Inc.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                         (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
               For the Three Months Ended June 30, 2004 and 2003


NOTE 2 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

         Notes Payable, Notes Receivable and Agreement with VIB.TV (Continued)

         Upon closing of the Merger Agreement, each share of VIB capital stock that is issued and outstanding immediately prior to the closing will be converted into 1.0903 shares of the Company's common stock and all previously outstanding shares of VIB capital stock shall no longer be outstanding and shall automatically be canceled and shall cease to exist. All other securities convertible into or exercisable for shares of VIB capital stock, including but not limited to stock options, convertible debt and warrants and issued by the Company prior to the effective date of the Merger, shall become, without further action, convertible into or exercisable for the number of shares of Company common stock determined by using the 1.0903 conversion factor. VIB currently has 2,184,939 shares of common stock outstanding, 350,550 shares of preferred stock outstanding, options exercisable for an additional 424,000 shares of stock and other convertible securities that are convertible under terms that are in dispute. It is expected that (assuming conversion of all VIB convertible securities and settlement of the contingent obligations on anticipated terms of which there can be no assurance) the Company would be issuing approximately 3,312,826 shares its common stock on a fully diluted basis in connection with the Merger. In addition, there is a possibility that the Company may create a class of preferred stock that would be issued to some of the holders of VIB securities that are convertible into VIB preferred stock. However, the exact number of shares and the number and form of the convertible securities to be issued is still subject to agreement.

         In connection with the proposed merger between Faraday and VIB, the parties entered into a loan agreement, pursuant to which Faraday has lent VIB a principal amount of $670,000 as of June 30, 2004.

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

         Faraday issued $1,275,000 of convertible debt with a par amount of $1,275,000 and 127,500 warrants. The convertible debt is convertible at a conversion price of $1 per share (holder would receive 1 share of stock for each dollar of debt or 1,275,000 shares of the Company's common stock). Using the black-scholes model, the 127,500 warrants have no value. The Company has recorded accrued interest of $38,887 associated with the convertible debentures.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                For the Three Months Ended June 30, 2004 and 2003


NOTE 2 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

         Notes Payable, Notes Receivable and Agreement with VIB.TV (Continued)

         The Company has determined that the embedded conversion option within the debt instrument is not beneficial (has no intrinsic value) to the holder.

         Notes payable, convertible debentures and notes payable - related parties consist of the following as of June 30, 2004:

         Unsecured notes payable to shareholders of the Company
           due on demand, payable through the issuance of or
           proceeds from the sale of shares of NutraCea common
           stock Interest is computed at a rate of 12% per annum.     $ 209,531

         Unsecured convertible notes payable to shareholders of
           the Company due September 2004, convertible at the
           holders option to common stock of the Company at a
           ratio of one share per each dollar of outstanding
           principal and interest. Interest is computed at at a
           rate of 12% per annum.                                     1,275,000
                                                                     ----------

         Total Notes payable, notes payable - related parties and
           Convertible Debentures Payable                            $1,484,531
                                                                     ==========

         Interest expense on the above debt amounted to $44,385 for the three months ended June30, 2004. Accrued interest was $256,878 at June 30, 2004.

NOTE 3 - OUTSTANDING STOCK PURCHASE WARRANTS

         Under FASB Statement 123, the Company estimates the fair value of each stock purchase warrant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent; expected volatility of 108%; risk-free interest rate of 4.5 percent and expected life of 6 months, for the three months ended June 30, 2004. As of June 30, 2003 there were no stock purchase warrants outstanding.

         Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded an additional expense of $-0- for the three months ended June 30, 2004. As the value of the warrants is $-0- the Company's net loss would not have been changed.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                For the Three Months Ended June 30, 2004 and 2003


NOTE 3 - OUTSTANDING STOCK PURCHASE WARRANTS (Continued)

         A summary of the status of the Company's stock warrants as of June 30, 2004 and changes during the period ended June 30, 2004 is presented below:

                                                      Weighted      Weighted
                                           Options     Average       Average
                                             and      Exercise     Grant Date
                                           Warrants     Price      Fair Value
                                           --------   ---------    ----------

         Outstanding, March 31, 2003              -   $       -     $      -
               Granted                       71,000        1.50            -
               Expired/Canceled                   -           -            -
               Exercised                          -           -            -
                                          ---------   ---------     --------
         Outstanding, March 31, 2004         71,000   $    1.50     $      -
               Granted                      481,500        1.50            -
               Expired                            -           -            -
               Exercised                          -           -            -
                                          ---------   ---------     --------
         Outstanding, June 30, 2004         552,500        1.50            -

         Exercisable, June 30, 2004         552,500   $    1.50     $      -
                                          =========   =========     ========

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

Item 2. Management's Discussion and Analysis or Plan of Operation.

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

         Proposed Transaction With Video Internet Broadcasting Corporation
("VIB")

         In furtherance of the Company's plan of operation, the Company, VIB and Homenet Utah, Inc. ("Homenet"), a wholly owned subsidiary of the Company, have entered into a Merger Agreement whereby Homenet may be merged into VIB ("Merger") with VIB to be the surviving corporation. The separate existence of Homenet would cease if the Merger becomes effective. Consummation of the Merger is subject to various conditions including satisfactory resolution of the potential VIB liabilities and no VIB shareholders exercising dissenters rights. Notwithstanding the foregoing, Homenet may waive such conditions to closing as it deems appropriate. In addition, as part of the Merger, VIB's name will be changed to HomeNet Communications, Inc. There can be no assurance that such contingencies will be satisfied, that the Merger Agreement will be closed, that the combined business operations will prove successful or that the transaction will prove to be favorable for the shareholders of the Company.

         Upon closing of the Merger Agreement, each share of VIB capital stock that is issued and outstanding immediately prior to the closing will be converted into 1.0903 shares of the Company's common stock and all previously outstanding shares of VIB capital stock shall no longer be outstanding and shall automatically be canceled and shall cease to exist. All other securities convertible into or exercisable for shares of VIB capital stock, including but not limited to stock options, convertible debt and warrants and issued by the Company prior to the effective date of the Merger, shall become, without further action, convertible into or exercisable for the number of shares of Company common stock determined by using the 1.0903 conversion factor. VIB currently has 2,184,939 shares of common stock outstanding, 350,550 shares of preferred stock outstanding, options exercisable for an additional 424,000 shares of stock and other convertible securities that are convertible under terms that are in dispute. It is expected that (assuming conversion of all VIB convertible securities and settlement of the contingent obligations on anticipated terms of which there can be no assurance) the Company would be issuing approximately 3,312,826 shares its common stock on a fully diluted basis in connection with the Merger. In addition, there is a possibility that the Company may create a class of preferred stock that would be issued to some of the holders of VIB securities that are convertible into VIB preferred stock. However, the exact number of shares and the number and form of the convertible securities to be issued is still subject to agreement.

         In connection with the proposed Merger, the Company and VIB entered into a loan agreement, pursuant to which the Company has lent VIB a principal amount of $670,000 as of June 30, 2004. VIB is in difficult financial circumstances and there can be no assurance that VIB will be able to repay the amounts lent.

Liquidity and Capital Resources

         We used net cash for operating activities of $143,009 during the three months ended June 30, 2004. As of June 30, 2004, we have $456,716 in current assets, $1,757,511 in current liabilities and a working capital (deficit) of ($1,300,795). Our current liabilities include $256,828 in accrued liabilities, an obligation in the amount of $209,531 payable on demand, unsecured convertible promissory notes in the amount of $1,275,000 that are due and payable in full in September 2004 and $16,152 in accounts payable.

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs associated with any potential acquisition, including the proposed transaction with VIB, and other factors that may not be foreseeable at this time. We believe that we will need at least $5,000,000 in funding for then next twelve months if the Merger is closed. We have no commitments to provide additional funding and there can be no assurance that we will be able to obtain additional funding on satisfactory terms or at all. If we do not receive the needed funding, we will not be able to execute our business plan.

Off-Balance Sheet Arrangements

         We do not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Recent Accounting Pronouncements

         The Company has not adopted any new accounting policies that would have a material impact on the Company's financial condition, changes in financial conditions or results of operations.

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

Forward-Looking Statements

         When used in this Form 10-QSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995.

         The Company cautions readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, and advises readers that forward-looking statements involve various risks and uncertainties. The Company does not undertake, and specifically disclaims any obligation to update any forward-looking statements to reflect occurrences or unanticipated events or circumstances after the date of such statement.

Item 3. Controls and Procedures

         The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of June 30, 2004 pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

                          PART II -- OTHER INFORMATION

Item 2. Changes in Securities and Use of Proceeds.

         Between March and June, 2004, the Company entered into loan agreements with eight accredited and sophisticated investors whereby the Company borrowed $1,275,000 in funds from these investors. Maven Properties, Ltd., an entity controlled by Frank J. Gillen, lent $60,000 of these funds and Badger Investments, LLC, an entity controlled by Shauna Badger, lent $200,000 of these funds. The loans accrue interest at 12% per annum and are due six months from the effective date of the loan. Principal and interest not paid when due bear interest at the rate of 18% per annum. The notes are convertible at any time at the option of the holder into shares of the Company's common stock at the rate of one share of common stock for every $1.00 in principal and accrued interest that is converted. In addition, lenders received warrants to acquire 100 shares of common stock at an exercise price of $1.50 per share for every one thousand dollars in principal lent by the lender. The Company did not use an underwriter in connection with these transactions and the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 as promulgated thereunder.

         In April 2004, the Company issued warrants exercisable for 100,000 shares of common stock to five HMG employees who are employed as telemarketers. Warrants exercisable for 75,000 of these shares expired before they were exercised. These warrants are exercisable at $1.50 per share. The Company did not use an underwriter in connection with these transactions and the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 as promulgated thereunder.

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

         In June 2004, the Company issued 48,000 shares of its common stock to Frank J. Gillen and Shauna Badger in consideration for the cancellation of $24,000 in accrued salary obligations owed to these officers and it issued 65,400 shares of its common stock to Frank J. Gillen in consideration for the cancellation of $65,400 in accrued expenses owed to him. In addition, in June 2004 the Company issued warrants to purchase 300,000 shares of the Company's common stock at $1.50 per share to several accredited and sophisticated individuals in consideration for their guarantee of a $1,500,000 line of credit with a bank for the benefit of the Company and VIB. The Company did not use an underwriter in connection with these transactions and the transactions were exempt from registration pursuant to Section 4(2) of the Securities Act of 1933 and Rule 506 as promulgated thereunder.

Item 6. Exhibits and Reports on Form 8-K.

         (a) INDEX TO EXHIBITS

         EXHIBIT
           NO.                      DESCRIPTION OF EXHIBIT
         -------                    ----------------------

         3(i).1 Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-SB, File No. 0-22236)

         3(ii).1  Bylaws of the Company (Incorporated by reference to Exhibit
                  3.2 of the Company's Form 10-SB, File No. 0-22236)

         10.1 Settlement Agreement by and between the Company and NutraCea, dated December 10, 2002 (Incorporated by reference to Exhibit
                  10.1 of the Company's Form 10-KSB, dated March 31, 2004).

         10.2 Loan Agreement by and between the Company and Video Internet Broadcasting Corporation, dated February 18, 2004 (Incorporated by reference to Exhibit 10.2 of the Company's Form 10-KSB, dated March 31, 2004).

         10.3 Security Agreement by and between the Company and Video Internet Broadcasting Corporation, dated March 12, 2004 (Incorporated by reference to Exhibit 10.3 of the Company's Form 10-KSB, dated March 31, 2004).

         10.4 Intellectual Property Security Agreement by and between the Company and Video Internet Broadcasting Corporation, dated March 12, 2004 (Incorporated by reference to Exhibit 10.4 of the Company's Form 10-KSB, dated March 31, 2004).

         10.5 Amendment Number One to the Agreements by and between the Company and Video Internet Broadcasting Corporation, dated April 21, 2004 (Incorporated by reference to Exhibit 10.5 of the Company's Form 10-KSB, dated March 31, 2004).

         10.6 Amendment Number Two to the Agreements by and between the Company and Video Internet Broadcasting Corporation, dated May 1, 2004 (Incorporated by reference to Exhibit 10.6 of the Company's Form 10-KSB, dated March 31, 2004).

         10.7 Form of Loan Agreement by and between the Company and Lenders whereby the Company borrowed the principal amount of $765,000 (Incorporated by reference to Exhibit 10.7 of the Company's Form 10-KSB, dated March 31, 2004).

         10.8 Form of Loan Agreement by and between the Company and Lenders whereby the Company borrowed the principal amount of $445,000 (Incorporated by reference to Exhibit 10.8 of the Company's Form 10-KSB, dated March 31, 2004).

         10.9 Employment Agreement with Frank J. Gillen (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB, dated March 31, 2004).

         10.10 Employment Agreement with Shauna Badger (Incorporated by reference to Exhibit 10.10 of the Company's Form 10-KSB, dated March 31, 2004).

         EXHIBIT
           NO.                      DESCRIPTION OF EXHIBIT
         -------                    ----------------------

         10.11 Agreement and Plan of Merger, by and between the Company, Homenet Utah, Inc. and Video Internet Broadcasting, Inc., dated August 2, 2004.

         31.1 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K:

         None


                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                 FARADAY FINANCIAL, INC.
                                                 (Registrant)



Date: August 19, 2004                            By /s/ Frank J. Gillen
                                                   -----------------------------
                                                   Frank J. Gillen
                                                   Director, President, Chief
                                                   Executive Officer and Chief
                                                   Financial Officer