Form 10KSB
period 2002-03-31
FARADAY FINANCIAL INC
filed 2004-10-21
CIK 910639

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                            -------------------------
                                 March 31, 2002

                                    000-22236
                             -----------------------
                            (Commission file number)

                             FARADAY FINANCIAL, INC.
                ------------------------------------------------
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

         Shares outstanding of the registrant's common stock as of March 31, 2002: 3,000,000.

FARADAY FINANCIAL, INC.


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                            YEAR ENDED MARCH 31, 2002


                                     PART I

Item 1.    Description of Business ..........................................3
Item 2.    Description of Properties ........................................7
Item 3.    Legal Proceedings ................................................7
Item 4.    Submission of Matters to a Vote of Security Holders ..............7

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related
             Stockholder Matters ............................................7
Item 6.    Management's Discussion and Analysis or Plan of Operation ........7
Item 7.    Financial Statements .............................................9
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .......................................9


                                    PART III

Item 9.    Directors and Executive Officers of the Registrant ...............9
Item 10.   Executive Compensation ..........................................10
Item 11.   Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters ...............................10
Item 12.   Certain Relationships and Related Transactions ..................11
Item 13.   Exhibits and Reports on Form 8-K ................................12

         Except as otherwise noted, the information contained in this Form 10-KSB is current only through March 31, 2002.

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

Item 1. Description of Business

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

Business of Issuer

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

Government Regulation

         We are subject to regulations applicable to businesses generally.

Employees

         In 2002, the Company had one officer who worked for the Company on a part-time basis.

Item 2. Description of Properties

         The Company has no significant assets, property or business; its principal executive office address and telephone number are the office address and telephone number of its President, Frank Gillen, and are provided at no cost. The Company's activities have been limited to keeping itself in good standing in the State of Delaware and preparing and filing its Securities and Exchange Commission reports and the accompanying financial statements. These activities have consumed an insignificant amount of management's time; accordingly, the costs to Mr. Gillen of providing the use of his office and telephone have been minimal.

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

Holders

         At March 31, 2002, there were approximately 112 holders of record of the Company's common stock.

Dividends

         The Company has not declared any cash dividends within the past two years on its common stock. The Company does not anticipate or contemplate paying dividends in the foreseeable future. It is the present intention of management to utilize available funds, if any, for the acquisition and development of business opportunities.

Sales of Equity Securities

         The Company has not sold any securities during the period of this report that have not been previously reported.

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

Liquidity and Capital Resources

         We used net cash for operating activities of $7,986 during the year ended March 31, 2002. As of March 31, 2002, we had $234 in current assets, $575,792 in current liabilities and a working capital (deficit) of ($575,558). Our current liabilities include $9,800 in accounts payable, $65,992 in accrued liabilities and $500,000 in convertible debt owed to Company stockholders that was payable on demand. The liability on the convertible debt was incurred in connection with the NutraCea transaction. See "Business--Lending Activities."

         Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the costs associated with any potential acquisition and other factors that may not be foreseeable at this time. We believe that we will need at least $50,000 in funding for then next twelve months and will need to raise additional funds in an undetermined amount thereafter. We have no commitments to provide additional funding and there can be no assurance that we will be able to obtain additional funding on satisfactory terms or at all.

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


                                    PART III


Item 9. Directors and Executive Officers of the Registrant

Identify Directors and Executive Officers

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 31, 2002:


                                                                    With Company
     Name           Age         Position                                Since
     ----           ---         --------                            ------------

Frank J. Gillen     31    Director, President, Chief Executive          1999
                          Officer and Chief Financial Officer
--------------

         Frank J. Gillen. Mr. Gillen has been with the Company since 1999 and his term as a director of the Company expires at the next annual meeting of stockholders. Mr. Gillen was the founder of Maven Strategic Partners, Inc. which was formed in 1999. Maven Strategic Partners, Inc. invested in various small cap stocks and was active in day trading. A small part of the revenues were generated from business consulting and identifying distressed companies that could be bought or merged into another strategic company. Mr. Gillen sold his interest in Maven Strategic Partners, Inc. in 2002. Mr. Gillen then began working for Ford Allen, Inc., a business consulting company. Prior to forming Maven Strategic Partners, Inc. Mr. Gillen worked as a stock broker.

         Our director does not hold directorships in any other public companies.

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

         Based solely on our review of forms furnished to us and representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the year ended March 31, 2002.

Code of Ethics

         Due to the fact that the Company has no operations and inadequate funding, the Company has not adopted a Code of Ethics and does not anticipate doing so in the immediate future.

Item 10. Executive Compensation

         Summary Compensation Table. The following table provides certain information regarding compensation paid by the company to the named executive officer.

                           SUMMARY COMPENSATION TABLE

                                             Annual Compensation                     Awards             Payouts
                                                                             Restricted   Stock                      All Other
        Name and                                            Other Annual        Stock     Options/       LTIP      Compensation
    Principal Position      Year(1) Salary ($)  Bonus($)   Compensation($)    Awards ($)   SAR(#)(2)   Payouts($)      ($) (3)
    ------------------      ------- ----------  --------   ---------------    ----------   ---------   ----------  -------------
Frank J. Gillen              2000       0          0              --              --           --          --            --
Director, CEO, President     2001       0          0              --              --           --          --            --
and CFO                      2002       0          0              --              --           --          --            --
--------------

(1)      Represents fiscal years ending March 31 of each year.

Compensation of Directors

         The Company has made no arrangements with respect to the compensation of its director.

Compensation of Officers

         The Company has made no arrangements with respect to the compensation of its officer.

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 31, 2002, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 31, 2002, the Company had 3,000,000 shares of common stock outstanding.

        Name and Address             Shares Beneficially        Percentage of Shares
     Of Beneficial Owner(1)                Owned(2)              Beneficially Owned                    Position
     ----------------------          -------------------        --------------------                   --------
Frank J. Gillen                                    0                        *             Director, President, Chief
                                                                                          Executive Officer and Chief
                                                                                          Financial Officer

Directors and Executive Officers                   0                        *
as a Group (1 people)

Butternut Partners, LLC                    1,000,000                      33%
440 East 400 South
SLC, UT 84111

Kelly Trimble                                500,000                      17%
175 South Main, Suite #1230
SLC, UT 84111

Jeffrey Brown                                500,000                      17%
2369 Eastday Spring Lane
SLC, UT 84124

Lee Jackson                                  615,400                      21%
2055 East 6425 South
SLC, UT 84121

------------------
* Less than 1%

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

Changes in Control

         The Company is not aware of any other arrangements, the operation of which may, at a subsequent date, result in a change in control of the Company.

Securities Authorized for Issuance Under Equity Compensation Plans

         The Company does not have any equity compensation plans.

Item 12. Certain Relationships and Related Transactions.

         As of March 31, 2002, this item is not applicable.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

         Listed on page 13 hereof.

Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter ended March 31, 2002.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant has duly caused this report to be signed by the undersigned, thereunto duly authorized.

                                          FARADAY FINANCIAL, INC.
                                          (Registrant)



Date: October 14, 2004                    By   /s/ Frank J. Gillen
                                            ------------------------------------
                                            Frank J. Gillen
                                            Director, President, Chief Executive
                                            Officer and Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

    Signature                          Title                          Date
    ---------                          -----                          ----

 /s/ Frank J. Gillen     Director, President, Chief Executive   October 14, 2004
---------------------    Officer and  Chief Financial Officer
Frank J. Gillen

                                  EXHIBIT INDEX

         EXHIBIT
           NO.                         DESCRIPTION OF EXHIBIT
         -------                       ----------------------

         3(i).1 Articles of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-SB, File No. 0-22236)

         3(ii).1  Bylaws of the Company (Incorporated by reference to Exhibit
                  3.2 of the Company's Form 10-SB, File No. 0-22236)

         10.1 Settlement Agreement by and between the Company and NutraCea, dated December 10, 2002 (Incorporated by reference to Exhibit
                  10.1 of the Company's Annual Report on Form 10-KSB, dated March 31, 2004).

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm.................... F-2

Report of Independent Certified Public Accountants..........................F-3

Consolidated Balance Sheet................................................. F-4

Consolidated Statements of Operations and Other Comprehensive Income....... F-5

Consolidated Statements of Stockholders' Equity (Deficit).................. F-6

Consolidated Statements of Cash Flows...................................... F-8

Notes to the Consolidated Financial Statements ............................F-10

            REPORTS OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and the Stockholders of Faraday Financial, Inc. and Subsidiary
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Faraday Financial, Inc. and Subsidiary (a development stage company) as of March 31, 2002 and the related consolidated statements of operations and other comprehensive income, stockholders' equity (deficit) and cash flows for the year ended March 31, 2002 and from inception on June 11, 1992 through March 31, 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Faraday Financial, Inc. and Subsidiary (a development stage company) as of March 31, 2002 and the results of their operations and their cash flows for the years ended March 31, 2002 and from inception on June 11, 1992 through March 31, 2002 in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company is a development stage company with no significant operating results to date, which raises substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


HJ & Associates, LLC
Salt Lake City, Utah
March 12, 2004 (except for Footnote 5,
which is dated September 8, 2004)

         HANSEN, BARNETT & MAXWELL
         A Professional Corporation
        CERTIFIED PUBLIC ACCOUNTANTS      Registered with the Public Company
          5 Triad Center, Suite 750            Accounting Oversight Board
        Salt Lake City, UT 84180-1128
            Phone: (801) 532-2200
             Fax: (801) 532-7944
               www.hbmcpas.com



               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

To the Board of Directors and the Shareholders
Faraday Financial, Inc.

We have audited the accompanying consolidated statements of operations and other comprehensive income, stockholders' deficit, and cash flows of Faraday Financial, Inc. and subsidiary (a development stage enterprise) for the year ended March 31, 2001 and for the period from June 11, 1992 (date of inception) through March 31, 2001 (not separately included herein). These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit. We did not audit the consolidated financial statements of Faraday Financial, Inc. and subsidiary for the period from June 11, 1992 through March 31, 2000, which reflects 2 percent of the net loss for the period from June 11, 1992 through March 31, 2001. Those statements were audited by other auditors whose report has been furnished to us, and our opinion, insofar as it relates to amounts for the period from June 11, 1992 through March 31, 2000, is based solely upon the report of the other auditors.

We conducted our audit in accordance with standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit and the report of the other auditors provide a reasonable basis for our opinion.

In our opinion, based on our audit and the report of the other auditors, the consolidated financial statements referred to above present fairly, in all material respects, the results of operations and cash flows of Faraday Financial, Inc. and subsidiary for the year ended March 31, 2001 and for the period from June 11, 1992 (date of inception) through March 31, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 4 to the consolidated financial statements, the Company is a development stage enterprise, did not earned any revenue, suffered losses from operation and had negative cash flows from operating activities during the year ended March 31, 2001 and during the period from June 11, 1992 (date of inception) through March 31, 2001. At March 31, 2001, the Company had a working capital deficiency and a capital deficiency. These matters raise substantial doubt about the Company's ability to continue as a going concern. Management's plans concerning these matters are also described in Note 4. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                    HANSEN, BARNETT & MAXWELL
Salt Lake City, Utah
January 17, 2002

                                     FARADAY FINANCIAL, INC. AND SUBSIDIARY
                                          (A Development Stage Company)
                                           Consolidated Balance Sheet

                                                     ASSETS
                                                                                                      March 31,
                                                                                                        2002
                                                                                                ------------------
CURRENT ASSETS

   Cash in bank                                                                                 $              234
                                                                                                ------------------
     Total Current Assets                                                                                      234
                                                                                                ------------------

OTHER ASSETS

   Available-for-sale securities (Note 2)                                                                  551,797
                                                                                                ------------------
     Total Other Assets                                                                                    551,797
                                                                                                ------------------
     TOTAL ASSETS                                                                               $          552,031
                                                                                                ==================


                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                             $            9,800
   Accrued liabilities (Note 2)                                                                             65,992
   Convertible debt related parties (Note 2)                                                               500,000
                                                                                                ------------------
     Total Current Liabilities                                                                             575,792
                                                                                                ------------------
     Total Liabilities                                                                                     575,792
                                                                                                ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 20,000,000 shares
    authorized; 3,000,000 issued and outstanding                                                             3,000
   Capital in excess of par value                                                                            4,902
   Treasury shares at cost                                                                                       -
   Other comprehensive income                                                                               51,797
   Deficit accumulated during the development stage                                                        (83,460)
                                                                                                ------------------

     Total Stockholders' Equity (Deficit)                                                                  (23,761)
                                                                                                ------------------

     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)                                       $          552,031
                                                                                                ==================



                  The accompanying notes are an integral part of these consolidated financial statements.

                                     FARADAY FINANCIAL, INC. AND SUBSIDIARY
                                          (A Development Stage Company)
                      Consolidated Statements of Operations and Other Comprehensive Income

                                                                                                               From
                                                                                                           Inception on
                                                                                                             June 11,
                                                                           For the years ended,           1992 Through
                                                                                  March 31,                  March 31,
                                                                            2002             2001               2002
                                                                         -----------     -----------        -----------
REVENUES                                                                 $         -     $         -        $         -
                                                                         -----------     -----------        -----------

EXPENSES

Depreciation expense                                                               -               -                  -
General and administrative                                                    16,619           2,943             27,358
                                                                         -----------     -----------        -----------
Total Expenses                                                                16,619           2,943             27,358
                                                                         -----------     -----------        -----------
LOSS FROM OPERATIONS                                                         (16,619)         (2,943)           (27,358)
                                                                         -----------     -----------        -----------
OTHER INCOME (EXPENSE)

Interest income                                                                    -           8,499              8,499
Interest expense                                                             (56,102)         (8,499)           (64,601)
                                                                         -----------     -----------        -----------
Total Other Income (Expenses)                                                (56,102)              -            (56,102)
                                                                         -----------     -----------        -----------
NET LOSS                                                                     (72,721)         (2,943)           (83,460)
                                                                         -----------     -----------        -----------
OTHER COMPREHENSIVE INCOME

  Change in marketable securities                                             51,797               -             51,797
                                                                         -----------     -----------        -----------

  Total Other Comprehensive Income                                            51,797               -             51,797
                                                                         -----------     -----------        -----------

COMPREHENSIVE LOSS                                                       $   (20,924)    $    (2,943)       $   (31,663)
                                                                         ===========     ===========        ===========

BASIC LOSS PER SHARE                                                     $     (0.02)    $     (0.00)
                                                                         ===========     ===========

WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                     3,000,000       3,000,000
                                                                         ===========     ===========



                      The accompanying notes are an integral part of these consolidated financial statements.

                                             FARADAY FINANCIAL, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                                           Deficit
                                                                                                                        Accumulated
                                             Common Stock         Additional         Treasury Stock           Other      During the
                                      ------------------------     Paid-in       ----------------------   Comprehensive  Development
                                         Shares        Amount      Capital         Shares      Amount         Income        Stage
                                         ------        ------    -----------       ------      ------     -------------  -----------
Inception, June 11, 1992                      -      $      -    $       -            -       $     -       $     -     $        -

Common stock issued for cash
 at $0.001 per share                    400,000           400          100            -             -             -              -

Common stock issued for cash
 at $0.01 per share                      24,600            25          221            -             -             -              -

Capital Contribution                          -             -          500            -             -             -              -

Net loss from inception on
 June 11, 1992 through
 March 31, 1999                               -             -            -            -             -             -         (2,902)
                                      ---------      --------    ---------      -------       -------       -------     ----------
Balance, March 31, 1999                 424,600           425          821            -             -             -         (2,902)

Conversion of note payable to
 Related party at $0.003 per share      575,400           575        1,081            -             -             -              -

Common stock issued for cash
 at $0.003 per share                  2,000,000         2,000        3,000            -             -             -              -

Net loss for the year ended
 March 31, 2000                               -             -            -            -             -             -         (4,894)
                                      ---------      --------    ---------      -------       -------       -------     ----------
Balance, March 31, 2000               3,000,000         3,000        4,902            -             -             -         (7,796)

Net loss for the year ended
 March 31, 2001                               -             -            -            -             -             -         (2,943)
                                      ---------      --------    ---------      -------       -------       -------     ----------

Balance, March 31, 2001               3,000,000      $  3,000    $   4,902            -       $     -       $     -     $  (10,739)
                                      =========      ========    =========      =======       =======       =======     ==========



                        The accompanying notes are an integral part of these consolidated financial statements.

                                             FARADAY FINANCIAL, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)



                                                                                                                           Deficit
                                                                                                                        Accumulated
                                             Common Stock         Additional         Treasury Stock           Other      During the
                                      ------------------------     Paid-in       ----------------------   Comprehensive  Development
                                         Shares        Amount      Capital         Shares      Amount         Income        Stage
                                         ------        ------    -----------       ------      ------     -------------  -----------
Balance, March 31, 2001               3,000,000      $  3,000    $   4,902            -       $     -       $     -     $  (10,739)

Unrealized Gain on Investment                 -             -            -            -             -        51,797              -

Net loss for the year ended
 March 31, 2002                               -             -            -            -             -             -        (72,721)
                                      ---------      --------    ---------      -------       -------       -------     ----------
Balance, March 31, 2002               3,000,000      $  3,000    $   4,902            -       $     -       $51,797     $  (83,460)
                                      =========      ========    =========      =======       =======       =======     ==========



                       The accompanying notes are an integral part of these consolidated financial statements.

                                             FARADAY FINANCIAL, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows

                                                                                                                          From
                                                                                                                     Inception on
                                                                                       For the years ended,             June 11,
                                                                                               March 31,              1992 Through
                                                                                     -----------------------------      March 31,
                                                                                        2002              2001            2002
                                                                                     -----------       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES
   Net loss                                                                          $   (72,721)      $    (2,943)    $   (83,460)
   Adjustments to reconcile net loss to
     used by operating activities:
     Depreciation & amortization expense                                                       -                 -             271
     Expenses paid with note payable                                                           -                 -           1,656
   Changes in operating assets and liabilities:
       Decrease in interest receivable                                                     8,499                 -               -
       Increase in accounts payable                                                            -                 -           9,800
     Increase in current liabilities and accrued interest                                 56,236             1,257          65,992
                                                                                     -----------       -----------     -----------
     Net Cash Used by Operating Activities                                                (7,986)           (1,686)        (5,741)
                                                                                     -----------       -----------     -----------

   CASH FLOWS FROM INVESTING ACTIVITIES

   Organization costs                                                                          -                 -            (271)
     Purchase of fixed assets                                                                  -                 -               -
     Issuance of note receivable                                                         (50,000)         (450,000)       (500,000)
                                                                                     -----------       -----------     -----------
   Net Cash Used by Investing Activities                                                 (50,000)         (450,000)       (500,271)
                                                                                     -----------       -----------     -----------

   CASH FLOWS FROM FINANCING ACTIVITIES

     Common stock issued for cash                                                              -                 -           5,746
     Proceeds from shareholders loans                                                          -               380             500
     Proceeds from convertible notes                                                      58,220           576,200         500,000
     Principal payments on convertible notes                                                   -          (125,000)              -
                                                                                     -----------       -----------     -----------
   Net Cash Provided by Financing Activities                                              58,220           451,588         506,246
                                                                                     -----------       -----------     -----------
   NET INCREASE (DECREASE) IN CASH                                                           234              (106)            234

   CASH AT BEGINNING OF YEAR                                                                   -               106               -
                                                                                     -----------       -----------     -----------
   CASH AT END OF YEAR                                                               $       234       $         -     $       234
                                                                                     ===========       ===========     ===========



                        The accompanying notes are an integral part of these consolidated financial statements.

                                             FARADAY FINANCIAL, INC. AND SUBSIDIARY
                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Continued)

                                                                                                                          From
                                                                                                                     Inception on
                                                                                       For the years ended,             June 11,
                                                                                               March 31,              1992 Through
                                                                                     -----------------------------      March 31,
                                                                                        2002              2001            2002
                                                                                     -----------       -----------     -----------
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for debt paid
    on behalf of the Company                                                         $         -       $         -     $     1,656

CASH PAID FOR:
  Interest                                                                           $         -       $         -     $         -
  Taxes                                                                              $         -       $         -     $         -





                            The accompanying notes are an integral part of these consolidated financial statements.

                     FARADAY FINANCIAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES

         This summary of significant accounting policies of Faraday Financial, Inc. and Subsidiary is presented to assist in understanding the Company's financial statements. The financial statements and notes are representations of the Company's management, which is responsible for their integrity and objectivity. These accounting policies conform to generally accepted accounting principles in the United States of America and have been consistently applied in the preparation of the financial statements.

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

         e. Fair Value of Financial Instruments

         The carrying value of the Company's cash equivalents and accounts payable approximate their fair values due to their short-term nature. The carrying value of the Company's investments equals their fair value, which is based upon quoted prices in active markets.

                     FARADAY FINANCIAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001


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

         Depreciation expense for the years ended March 31, 2002 and 2001 was $-0- and $-0-.

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

                     FARADAY FINANCIAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         i. Earnings Per Share ("EPS")

         The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Fully diluted income (loss) per share calculations are not presented for years in which a loss is incurred as any stock equivalents are antidilutive in nature. The Company has excluded 500,000 common stock equivalents at March 31, 2002.

                                                  For the Year Ended
                                                    March 31, 2002
                                  ----------------------------------------------
                                      Loss             Shares         Per Share
                                  (Numerator)      (Denominator)        Amount
                                  -----------      -------------      ---------

             Basic                 $(72,721)         3,000,000          (0.02)
             Fully Diluted         $(72,721)         3,000,000          (0.02)

                                                 For the Year Ended
                                                    March 31, 2001
                                  ----------------------------------------------
                                      Loss             Shares         Per Share
                                  (Numerator)      (Denominator)        Amount
                                  -----------      -------------      ---------

             Basic                  $(2,943)         3,000,000          (0.00)


         j. Comprehensive Income

         The components of other comprehensive income (loss) include the change in fair market value of available-for-sale investments owned by the Company.

                     FARADAY FINANCIAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001


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

         Net deferred tax liabilities consist of the following components as of March 31, 2002 and 2001:

                                                      2002              2001
                                                  ----------        -----------
              Deferred tax assets:
                NOL Carryover                     $   22,680        $     4,006

              Deferred tax liabilities:
                Depreciation                               -                  -

              Valuation allowance                    (22,680)            (4,006)
                                                  ----------        -----------
              Net deferred tax asset              $        -        $         -
                                                  ==========        ===========

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended March 31, 2002 and 2001 due to the following:

                                                      2002               2001
                                                  ----------        -----------
              Book income (loss)                  $   (8,160)       $    (1,001)
              Accrued Interest                         9,870                  -
              Realized Gain / Loss                   (20,200)                 -
              Other                                      (40)               (97)
              Valuation allowance                     18,530              1,098
                                                  ----------        -----------
                                                  $        -        $         -
                                                  ==========        ===========

                     FARADAY FINANCIAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k. Income Taxes (Continued)

         At March 31, 2002, the Company had net operating loss carryforwards of approximately $58,153 that may be offset against future taxable income from the year 2002 through 2024. No tax benefit has been reported in the March 31, 2002 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

         Due to the change in ownership provisions of the Tax Reform Act of 1986, net operating loss carryforwards for Federal income tax reporting purposes are subject to annual limitations. Should a change in ownership occur, net operating loss carryforwards may be limited as to use in future years.

         l. Recent Accounting Pronouncements

         SFAS No. 143 -- In August 2001, the FASB issued SFAS No. 143, Accounting for Asset Retirement Obligations, which established a uniform methodology for accounting for estimated reclamation and abandonment costs. The statement was effective for fiscal years beginning after June 15, 2002. The adoption of SFAS No. 143 did not have a material effect on the financial statements of the Company.

         SFAS No. 145 -- On April 30, 2002, the FASB issued FASB Statement No. 145 (SFAS 145), "Rescission of FASB Statements No. 4, 44, and 64, Amendment of FASB Statement No. 13, and Technical Corrections." SFAS 145 rescinds both FASB Statement No. 4 (SFAS 4), "Reporting Gains and Losses from Extinguishment of Debt," and the amendment to SFAS 4, FASB Statement No. 64 (SFAS 64), "Extinguishments of Debt Made to Satisfy Sinking-Fund Requirements." Through this rescission, SFAS 145 eliminates the requirement (in both SFAS 4 and SFAS 64) that gains and losses from the extinguishment of debt be aggregated and, if material, classified as an extraordinary item, net of the related income tax effect. However, an entity is not prohibited from classifying such gains and losses as extraordinary items, so long as it meets the criteria in paragraph 20 of Accounting Principles Board Opinion No. 30, Reporting the Results of Operations Reporting the Effects of Disposal of a Segment of a Business, and Extraordinary, Unusual and Infrequently Occurring Events and Transactions. Further, SFAS 145 amends paragraph 14(a) of FASB Statement No. 13, "Accounting for Leases", to eliminate an inconsistency between the accounting for sale-leaseback transactions and certain lease modifications that have economic effects that are similar to sale-leaseback transactions. The amendment requires that a lease modification (1) results in recognition of the gain or loss in the 9 financial statements, (2) is subject to FASB Statement No. 66, "Accounting for Sales of Real Estate," if the leased asset is real estate (including integral equipment), and (3) is subject (in its entirety) to the sale-leaseback rules of FASB Statement No. 98, "Accounting for Leases: Sale-Leaseback Transactions Involving Real Estate, Sales-Type Leases of Real Estate, Definition of the Lease Term, and Initial Direct Costs of Direct Financing Leases." Generally, FAS 145 is effective for transactions occurring after May 15, 2002. The adoption of SFAS 145 did not have a material effect on the financial statements of the Company.

                     FARADAY FINANCIAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         l.Recent Accounting Pronouncements (Continued)

         SFAS No. 146 -- In June 2002, the FASB issued SFAS No. 146, "Accounting for Exit or Disposal Activities" (SFAS 146). SFAS 146 addresses significant issues regarding the recognition, measurement, and reporting of costs that are associated with exit and disposal activities, including restructuring activities that are currently accounted for under EITF No. 94-3, "Liability Recognition for Certain Employee Termination Benefits and Other Costs to Exit an Activity (including Certain Costs Incurred in a Restructuring)." The scope of SFAS 146 also includes costs related to terminating a contract that is not a capital lease and termination benefits that employees who are involuntarily terminated receive under the terms of a one-time benefit arrangement that is not an ongoing benefit arrangement or an individual deferred-compensation contract. SFAS 146 will be effective for exit or disposal activities that are initiated after December 31, 2002 and early application is encouraged. The provisions of EITF No. 94-3 shall continue to apply for an exit activity initiated under an exit plan that met the criteria of EITF No. 94-3 prior to the adoption of SFAS
         146. The effect on adoption of SFAS 146 will change on a prospective basis the timing of when the restructuring charges are recorded from a commitment date approach to when the liability is incurred. The adoption of SFAS 146 did not have a material effect on the financial statements of the Company.

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

                     FARADAY FINANCIAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001


NOTE 2 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

         Notes Payable and Agreement with NutraCea (Continued)

         Investors advanced the $500,000 with the understanding that following either a merger with NutraCea or NutraCea's merger with another public company, the amounts would be converted to equity in the newly merged corporation. However, no written agreements were signed formalizing the nature or the terms of the advances. Management of the Company believes that accounting for the investors' advance of $500,000 to NutraCea on behalf of Faraday as notes payable is the most accurate way to report the transaction. The Company recorded $56,102 of interest expense related to these notes payable at 12% per annum for the year ended March 31, 2002.

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

         The agreement also stipulates that failure on the part of NutraCea to file a Registration Statement on For SB-2 or a substantially equivalent registration that is declared effective by the Securities and Exchange Commission by June 30, 2002 will result in conversion of the 735,730 Preferred Shares to the same number of Common Shares of NutraCea. NutraCea failed to register the Preferred Shares with the Securities and Exchange Commission on or before June 30, 2002, and therefore, NutraCea was obligated to convert the 735,730 Preferred Shares to 735,730 Common Shares.

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

                     FARADAY FINANCIAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001


NOTE 2 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

         Notes Payable, Notes Receivable and Agreement with VIB.TV (Continued)

         Notes payable, convertible debentures and notes payable - related parties consist of the following as of March 31, 2002:

         Unsecured notes payable to shareholders of the Company due on demand, payable through the issuance of or proceeds from the sale of shares of NutraCea common stock Interest is computed
         at a rate of 12% per annum.                                   $500,000

         Interest expense on the above debt amounted to $56,102 and $8,499 for the years ended March 31, 2002 and 2001, respectively.


NOTE 3 - OUTSTANDING STOCK PURCHASE WARRANTS

         Under FASB Statement 123, the Company estimates the fair value of each stock purchase warrant at the grant date by using the Black-Scholes option pricing model. As of March 31, 2002 there were no stock purchase warrants outstanding.


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

                     FARADAY FINANCIAL, INC. AND SUBSIDIARY
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2002 and 2001


NOTE 5 - SUBSEQUENT EVENTS

         On September 8, 2004 the Company, together with Video Internet Broadcasting Corporation ("VIB") and Homenet Utah, Inc. ("Homenet") a wholly owned subsidiary of the Company, entered into a merger whereby Homenet merged into VIB. VIB's name was then changed to "Homenet Communications, Inc." Each share of VIB Capital stock, series A preferred stock and each option exercisable for additional shares of VIB common stock issued and outstanding prior to the merger was converted into 1.0903 shares of the Company's common stock. The Company issued 3,226,731 shares of its common stock pursuant to the merger.