Form 10KSB
period 2003-03-31
FARADAY FINANCIAL INC
filed 2004-10-21
CIK 910639

SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                                   FORM 10-KSB

                             Annual Report Pursuant
                          to Section 13 or 15(d) of the
                         Securities Exchange Act of 1934


                            For the fiscal year ended
                           --------------------------
                                 March 31, 2003

                                    000-22236
                            ------------------------
                            (Commission file number)


                             FARADAY FINANCIAL, INC.
                ------------------------------------------------
                (Name of registrant as specified in its charter)


          Delaware                                           33-0565710
--------------------------------               ---------------------------------
(State or other jurisdiction of                (IRS employer identification no.)
        incorporation)

175 South Main, Suite 1240, SLC, UT 84111                 (801) 502-6100
-----------------------------------------       --------------------------------
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

         Shares outstanding of the registrant's common stock as of March 31, 2003: 3,000,000.

FARADAY FINANCIAL, INC.


                       TABLE OF CONTENTS TO ANNUAL REPORT
                                 ON FORM 10-KSB
                            YEAR ENDED MARCH 31, 2003


                                     PART I

Item 1.    Description of Business ..........................................3
Item 2.    Description of Properties ........................................7
Item 3.    Legal Proceedings ................................................7
Item 4.    Submission of Matters to a Vote of Security Holders ..............7

                                     PART II

Item 5.    Market for Registrant's Common Equity and Related Stockholder
             Matters ........................................................7
Item 6.    Management's Discussion and Analysis or Plan of Operation ........7
Item 7.    Financial Statements .............................................9
Item 8.    Changes In and Disagreements with Accountants on Accounting and Financial Disclosure .......................................9


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

         Except as otherwise noted, the information contained in this Form 10-KSB is current only through March 31, 2003.

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

Employees

         In 2003, the Company had one officer who worked for the Company on a part-time basis.

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

Holders

         At March 31, 2003, there were approximately 112 holders of record of the Company's common stock.

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

Liquidity and Capital Resources

         We used net cash for operating activities of $529 during the year ended March 31, 2003. As of March 31, 2003, we had $0 in current assets, $643,827 in current liabilities and a working capital (deficit) of ($643,827). Our current liabilities include $9,800 in accounts payable, $133,732 in accrued liabilities and $500,295 in convertible debt owed to Company stockholders that was payable on demand. The liability on the convertible debt was incurred in connection with the NutraCea transaction. See "Business--Lending Activities."

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

         Under FASB Statement 123, the Company estimates the fair value of each stock purchase warrant at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants, respectively; dividend yield of zero percent; expected volatility of 108%; risk-free interest rate of 4.5 percent and expected life of 6 months, for the year ended March 31, 2004. As of March 31, 2004 and 2003 there were no stock purchase warrants outstanding.

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


                                    PART III


Item 9. Directors and Executive Officers of the Registrant

Identify Directors and Executive Officers

         Set forth below is certain information concerning each of the directors and executive officers of the Company as of March 31, 2003:


                                                                    With Company
         Name          Age                   Position                   Since
         ----          ---                   --------                   -----

Frank J. Gillen        32     Director, President, Chief Executive      1999
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

         Based solely on our review of forms furnished to us and representations from reporting persons, we believe that all filing requirements applicable to our executive officers, directors and more than 10% stockholders were complied with during the year ended March 31, 2004.

Code of Ethics

         Due to the fact that the Company has no operations and inadequate funding, the Company has not adopted a Code of Ethics and does not anticipate doing so in the immediate future.

Item 10. Executive Compensation

         Summary Compensation Table. The following table provides certain information regarding compensation paid by the company to the named executive officer.

                                                             SUMMARY COMPENSATION TABLE

                                             Annual Compensation                     Awards             Payouts
                                                                             Restricted    Stock                      All Other
    Name and                                               Other Annual        Stock      Options/       LTIP      Compensation
Principal Position         Year(1) Salary($)  Bonus($)    Compensation($)    Awards ($)   SAR(#)(2)   Payouts($)      ($) (3)
------------------         ------- ---------  --------    ---------------    ----------   ---------   ----------   ------------
Frank J. Gillen              2001      0          0              --              --           --          --            --
Director, CEO, President     2002      0          0              --              --           --          --            --
and CFO                      2003      0          0              --              --           --          --            --
---------------

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

Item 11. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters.

         The following table sets forth certain information with respect to the beneficial ownership of the common stock of the Company as of March 31, 2003, for: (i) each person who is known by the Company to beneficially own more than 5 percent of the Company's common stock, (ii) each of the Company's directors,
(iii) each of the Company's Named Executive Officers, and (iv) all directors and executive officers as a group. As of March 31, 2003, the Company had 3,000,000 shares of common stock outstanding.

    Name and Address                Shares Beneficially        Percentage of Shares
 Of Beneficial Owner(1)                    Owned(2)              Beneficially Owned                Position
 ----------------------             -------------------        --------------------                --------
Frank J. Gillen                                    0                        *             Director, President, Chief
                                                                                          Executive Officer and Chief
                                                                                          Financial Officer

Directors and Executive Officers                   0                        *
as a Group (1 people)

Butternut Partners, LLC                    1,000,000                      33%
440 East 400 South
SLC, UT 84111

Kelly Trimble                                500,000                      17%
175 South Main, Suite #1230
SLC, UT 84111

Jeffrey Brown                                500,000                      17%
2369 Eastday Spring Lane
SLC, UT 84124

Lee Jackson                                  615,400                      21%
2055 East 6425 South
SLC, UT 84121
----------------

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

         As of March 31, 2003, this item is not applicable.

Item 13. Exhibits and Reports on Form 8-K.

Exhibits

         Listed on page 14 hereof.

Reports on Form 8-K

         No reports on Form 8-K were filed by the Company during the fourth quarter ended March 31, 2003.


Item 14. Principal Accountant Fees and Services.

Audit Fees

         The aggregate fees billed for professional services rendered by our principal accountant for the audit of our annual financial statements, review of financial statements included in our quarterly reports and other fees that are normally provided by the accountant in connection with statutory and regulatory filings or engagements for the fiscal year ended March 31, 2003 was $7,000.

Audit Related Fees

         The aggregate fees billed for assurance and related services by our principal accountant that are reasonably related to the performance of the audit or review of our financial statements, other than those previously reported in this Item 14, for the fiscal year ended March 31, 2003 was $0.

Tax Fees

         The aggregate fees billed for professional services rendered by our principal accountant for tax compliance, tax advice and tax planning for the fiscal year ended March 31, 2003 was $0.

All Other Fees

         There were no fees billed for products and services provided by the principal accountant, other than those previously in this Item 14, for the fiscal year ended March 31, 2003.

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

                                           FARADAY FINANCIAL, INC.
                                           (Registrant)



Date: October 14, 2004                     By   /s/ Frank J. Gillen
                                           -------------------------------------
                                           Frank J. Gillen
                                           Director, President, Chief Executive
                                           Officer and Chief Financial Officer


         In accordance with the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

      Signature                        Title                          Date
      ---------                        -----                          ----

 /s/ Frank J. Gillen     Director, President, Chief Executive   October 14, 2004
----------------------   Officer and Chief Financial Officer
Frank J. Gillen

                                 CERTIFICATIONS

                           CEO and CFO Certification

         I, Frank Gillen, as Chief Executive Officer and Chief Financial Officer of the Company, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Faraday Financial, Inc.;

         2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

         3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

         4. I am responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

         a. designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

         b. evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

         c. presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

         5. I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         a. all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         b. any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

         6. I have indicated in this annual report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: October 14, 2004                                    /s/ Frank Gillen
                                                          ----------------------
                                                          Frank Gillen
                                                          President, CEO, CFO

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

         99.1 Certification of Frank Gillen pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

                                 C O N T E N T S


Report of Independent Registered Public Accounting Firm.................... F-2

Consolidated Balance Sheets................................................ F-3

Consolidated Statements of Operations and Other Comprehensive Income....... F-4

Consolidated Statements of Stockholders' Equity (Deficit).................. F-5

Consolidated Statements of Cash Flows...................................... F-7

Notes to the Consolidated Financial Statements .............................F-9

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and the Stockholders of Faraday Financial, Inc. and Subsidiaries
(A Development Stage Company)
Salt Lake City, Utah

We have audited the accompanying consolidated balance sheet of Faraday Financial, Inc. and Subsidiaries (a development stage company) as of March 31, 2003 and the related consolidated statements of operations and other comprehensive income, stockholders' equity (deficit) and cash flows for the years ended March 31, 2003 and 2002 and from inception on June 11, 1992 through March 31, 2003. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits. The consolidated financial statements from inception on June 11, 1992 through March 31, 2001 were audited by other auditors whose report dated January 17, 2001 expressed an unqualified opinion and included as explanatory paragraph raising substantial doubt about the Company's ability to continue as a going concern. Our opinion from inception on June 11, 1992 through March 31, 2001 is based solely on the opinion of the prior auditors.

We conducted our audits in accordance with standards of the Public Company Oversight Board (United States). Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the consolidated financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the consolidated financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall consolidated financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the consolidated financial position of Faraday Financial, Inc. and Subsidiaries (a development stage company) as of March 31, 2003 and the results of their operations and their cash flows for the years ended March 31, 2003 and 2002 and from inception on June 11, 1992 through March 31, 2003 in conformity with accounting principles generally accepted in the United States of America.

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


HJ & Associates, LLC
Salt Lake City, Utah
March 12, 2004 (except for Footnote 5,
which is dated September 8, 2004)

                                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                                          (A Development Stage Company)
                                           Consolidated Balance Sheet

                                                     ASSETS
                                                                                                      March 31,
                                                                                                        2003
                                                                                                ------------------
CURRENT ASSETS

   Cash in bank                                                                                 $                -
                                                                                                ------------------

     Total Current Assets                                                                                        -
                                                                                                ------------------

OTHER ASSETS

   Note receivable (Note 2)                                                                                      -
   Available-for-sale securities (Note 1)                                                                  662,157
                                                                                                ------------------
     Total Other Assets                                                                                    662,157
                                                                                                ------------------
     TOTAL ASSETS                                                                               $          662,157
                                                                                                ==================


                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                             $            9,800
   Accrued liabilities (Note 2)                                                                            133,732
   Convertible debt related parties (Note 2)                                                               500,295
                                                                                                ------------------
     Total Current Liabilities                                                                             643,827
                                                                                                ------------------
     Total Liabilities                                                                                     643,827
                                                                                                ------------------

STOCKHOLDERS' EQUITY (DEFICIT)

   Common stock, $0.001 par value, 20,000,000 shares
    authorized; 3,000,000 issued and outstanding                                                             3,000
   Capital in excess of par value                                                                            4,902
   Treasury shares at cost                                                                                       -
   Other comprehensive income                                                                              162,157
   Deficit accumulated during the development stage                                                       (151,729)
                                                                                                ------------------
     Total Stockholders' Equity (Deficit)                                                                   18,330
                                                                                                ------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY
       (DEFICIT)                                                                                $          662,157
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

                                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                                         (A Development Stage Company)
                      Consolidated Statements of Operations and Other Comprehensive Income

                                                                                                               From
                                                                                                           Inception on
                                                                                                             June 11,
                                                                           For the years ended,           1992 Through
                                                                                  March 31,                  March 31,
                                                                            2003             2002               2003
                                                                         -----------     -----------        -----------
REVENUES                                                                 $         -     $         -        $         -
                                                                         -----------     -----------        -----------
EXPENSES

Depreciation expense                                                               -               -                  -
General and administrative                                                       529          16,619             27,887
                                                                         -----------     -----------        -----------
Total Expenses                                                                   529          16,619             27,887
                                                                         -----------     -----------        -----------
LOSS FROM OPERATIONS                                                            (529)        (16,619)           (27,887)
                                                                         -----------     -----------        -----------
OTHER INCOME (EXPENSE)

Loss on sale of securities                                                         -               -                  -
Gain on legal settlement (Note 2)                                                  -               -                  -
Interest income                                                                    -               -                  -
Interest expense                                                             (67,740)        (56,102)          (123,842)
                                                                         -----------     -----------        -----------
Total Other Income (Expenses)                                                (67,740)        (56,102)          (123,842)
                                                                         -----------     -----------        -----------
NET LOSS                                                                     (68,269)        (72,721)          (151,729)
                                                                         -----------     -----------        -----------
OTHER COMPREHENSIVE INCOME

  Change in marketable securities                                            110,360          51,797            162,157
                                                                         -----------     -----------        -----------
  Total Other Comprehensive Income                                           110,360          51,797            162,157
                                                                         -----------     -----------        -----------
COMPREHENSIVE INCOME (LOSS)                                              $    42,091     $   (20,924)       $    10,428
                                                                         ===========     ===========        ===========

BASIC LOSS PER SHARE                                                     $     (0.02)    $     (0.02)
                                                                         ===========     ===========
WEIGHTED AVERAGE NUMBER
 OF SHARES OUTSTANDING                                                     3,000,000       3,000,000
                                                                         ===========     ===========
FULLY DILUTED INCOME
  (LOSS) PER SHARE                                                       $     (0.02)    $     (0.02)
                                                                         ===========     ===========

FULLY DILUTED WEIGHTED
 AVERAGE NUMBER OF
 SHARES OUTSTANDING                                                        3,500,000       3,000,000
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

                                            FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                    Consolidated Statements of Stockholders' Equity (Deficit)

                                                                                                                           Deficit
                                                                                                                        Accumulated
                                             Common Stock         Additional         Treasury Stock           Other      During the
                                      ------------------------     Paid-in       ----------------------   Comprehensive  Development
                                         Shares        Amount      Capital         Shares      Amount         Income        Stage
                                         ------        ------    -----------       ------      ------     -------------  -----------
Inception, June 11, 1992                      -      $      -    $       -            -       $     -       $     -     $        -

Common stock issued for cash
 at $0.001 per share                    400,000           400          100            -             -             -              -

Cmmon stock issued for cash
 at $0.01 per share                      24,600            25          221            -             -             -              -

Capital Contribution                          -             -          500            -             -             -              -

Net loss from inception on
 June 11, 1992 through
 March 31, 1999                               -             -            -            -             -             -         (2,902)
                                      ---------      --------    ---------      -------       -------       -------     ----------
Balance, March 31, 1999                 424,600           425          821            -             -             -         (2,902)

Conversion of note payable to
 Related party at $0.003 per share      575,400           575        1,081            -             -             -              -

Common stock issued for cash
 at $0.003 per share                  2,000,000         2,000        3,000            -             -             -              -

Net loss for the year ended
 March 31, 2000                               -             -            -            -             -             -         (4,894)
                                      ---------      --------    ---------      -------       -------       -------     ----------
Balance, March 31, 2000               3,000,000         3,000        4,902            -             -             -         (7,796)

Net loss for the year ended
 March 31, 2001                               -             -            -            -             -             -         (2,943)
                                      ---------      --------    ---------      -------       -------       -------     ----------
Balance, March 31, 2001               3,000,000      $  3,000    $   4,902            -       $     -       $     -     $  (10,739)
                                      ---------      --------    ---------      -------       -------       -------     ----------


                    The accompanying notes are an integral part of these consolidated financial statements.

                                            FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                              Consolidated Statements of Stockholders' Equity (Deficit) (Continued)

                                                                                                                           Deficit
                                                                                                                        Accumulated
                                             Common Stock         Additional         Treasury Stock           Other      During the
                                      ------------------------     Paid-in       ----------------------   Comprehensive  Development
                                         Shares        Amount      Capital         Shares      Amount         Income        Stage
                                         ------        ------    -----------       ------      ------     -------------  -----------
Balance, March 31, 2001               3,000,000      $  3,000    $   4,902            -       $     -       $     -     $  (10,739)

Unrealized Gain on Investment                 -             -            -            -             -        51,797              -

Net loss for the year ended
 March 31, 2002                               -             -            -            -             -             -        (72,721)
                                      ---------      --------    ---------      -------       -------       -------     ----------
Balance, March 31, 2002               3,000,000         3,000        4,902            -             -        51,797        (83,460)

Unrealized Gain on Investment                 -             -            -            -             -       110,360              -

Net loss for the year ended
 March 31, 2003                               -             -            -            -             -             -        (68,269)
                                      ---------      --------    ---------      -------       -------       -------     ----------
Balance, March 31, 2003               3,000,000      $  3,000    $   4,902            -       $     -      $162,157      $(151,729)
                                      =========      ========    =========      =======       =======      ========      =========




                           The accompanying notes are an integral part of these consolidated financial statements.

                                            FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                              Consolidated Statements of Cash Flows

                                                                                                                          From
                                                                                                                     Inception on
                                                                                       For the years ended,             June 11,
                                                                                               March 31,              1992 Through
                                                                                     -----------------------------      March 31,
                                                                                        2003              2002            2003
                                                                                     -----------       -----------     -----------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                          $   (68,269)      $   (72,721)    $  (151,729)
   Adjustments to reconcile net loss to used by operating activities:
       Depreciation & amortization expense                                                     -                 -             271
       Expenses paid with note payable                                                         -                 -           1,656
   Changes in operating assets and liabilities:
       (Increase) decrease in interest receivable                                              -             8,499               -
       Increase in accounts payable                                                            -                 -           9,800
       Increase in current liabilities and accrued interest                               67,740            56,236         133,732
                                                                                     -----------       -----------     -----------
         Net Cash Used by Operating Activities                                              (529)           (7,986)         (6,270)
                                                                                     -----------       -----------     -----------
CASH FLOWS FROM INVESTING ACTIVITIES

     Organization costs                                                                        -                 -            (271)
     Issuance of note receivable                                                               -           (50,000)       (500,000)
                                                                                     -----------       -----------     -----------
       Net Cash Used by Investing Activities                                                   -           (50,000)       (500,271)
                                                                                     -----------       -----------     -----------

CASH FLOWS FROM FINANCING ACTIVITIES

     Common stock issued for cash                                                              -                 -           5,746
     Proceeds from shareholders loans                                                          -                 -             500
     Proceeds from convertible notes                                                         295            58,220         500,295
     Principal payments on convertible notes                                                   -                 -               -
                                                                                     -----------       -----------     -----------
       Net Cash Provided by Financing Activities                                             295            58,220         506,541
                                                                                     -----------       -----------     -----------
NET INCREASE (DECREASE) IN CASH                                                             (234)              234               -

CASH AT BEGINNING OF YEAR                                                                    234                 -               -
                                                                                     -----------       -----------     -----------
CASH AT END OF YEAR                                                                  $         -       $       234     $         -
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

                                            FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                                                  (A Development Stage Company)
                                        Consolidated Statements of Cash Flows (Continued)

                                                                                                                          From
                                                                                                                     Inception on
                                                                                       For the years ended,             June 11,
                                                                                               March 31,              1992 Through
                                                                                     -----------------------------      March 31,
                                                                                        2003              2002            2003
                                                                                     -----------       -----------     -----------
SUPPLEMENTAL SCHEDULE OF CASH FLOW
   ACTIVITIES

NON-CASH INVESTING AND FINANCING ACTIVITIES:

  Common stock issued for debt paid
   on behalf of the Company                                                          $         -       $         -     $     1,656

CASH PAID FOR:
 Interest                                                                            $         -       $         -     $         -
 Taxes                                                                               $         -       $         -     $         -



                 The accompanying notes are an integral part of these consolidated financial statements.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2003 and 2002


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

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2003 and 2002


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

                  Equipment                               3 to 5 years
                  Furniture and fixtures                  5 years

         Depreciation expense for the years ended March 31, 2003 and 2002 was $0 and $0, respectively.

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

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         i. Earnings Per Share ("EPS")

         The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period of the consolidated financial statements. Fully diluted income (loss) per share calculations are not presented for years in which a loss is incurred as any stock equivalents are antidilutive in nature. The Company has included 500,000 common stock equivalents at March 31, 2003, and has excluded 500,000 common stock equivalents at March 31, 2002.

                                                  For the Year Ended
                                                    March 31, 2003
                                  ----------------------------------------------
                                      Loss             Shares         Per Share
                                  (Numerator)      (Denominator)        Amount
                                  -----------      -------------      ---------

             Basic                 $(68,269)         3,000,000          (0.02)
             Fully Diluted         $(68,269)         3,500,000          (0.02)

                                                  For the Year Ended
                                                    March 31, 2002
                                  ----------------------------------------------
                                      Loss             Shares         Per Share
                                  (Numerator)      (Denominator)        Amount
                                  -----------      -------------      ---------

             Basic                 $(72,721)         3,000,000          (0.02)
             Fully Diluted         $(72,721)         3,000,000          (0.02)


         j. Comprehensive Income

         The components of other comprehensive income (loss) include the change in fair market value of available-for-sale investments owned by the Company.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2003 and 2002


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

         Net deferred tax liabilities consist of the following components as of March 31, 2003, and 2002:

                                                      2003               2002
                                                  ----------        -----------
              Deferred tax assets:
                NOL Carryover                     $   22,885        $    22,680

              Deferred tax liabilities:
                Depreciation                               -                  -

              Valuation allowance                    (22,885)           (22,680)
                                                  ----------        -----------
              Net deferred tax asset              $        -        $         -
                                                  ==========        ===========

         The income tax provision differs from the amount of income tax determined by applying the U.S. federal income tax rate to pretax income from continuing operations for the years ended March 31, 2003 and 2002 due to the following:

                                                      2003              2002
                                                  ----------        -----------

              Book income (loss)                  $   16,415        $    (8,160)
              Accrued Interest                        26,420              9,870
              Meals and entertainment                      -                  -
              Realized Gain / Loss                   (43,040)           (20,200)
              Other                                        -                (40)
              Valuation allowance                        205             18,530
                                                  ----------        -----------
                                                  $        -        $         -
                                                  ==========        ===========

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2003 and 2002

NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         k. Income Taxes (Continued)

         At March 31, 2003, the Company had net operating loss carryforwards of approximately $58,700 that may be offset against future taxable income from the year 2004 through 2024. No tax benefit has been reported in the March 31, 2003 financial statements since the potential tax benefit is offset by a valuation allowance of the same amount.

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

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2003 and 2002


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

         SFAS No. 147 -- In October 2002, the Financial Accounting Standards Board (FASB) issued Statement of Financial Accounting Standards (SFAS) No. 147, "Acquisitions of Certain Financial Institutions" which is effective for acquisitions on or after October 1, 2002. This statement provides interpretive guidance on the application of the purchase method to acquisitions of financial institutions. Except for transactions between two or more mutual enterprises, this Statement removes acquisitions of financial institutions from the scope of both SFAS 72 and Interpretation 9 and requires that those transactions be accounted for in accordance with SFAS No. 141, "Business Combinations" and No. 142, "Goodwill and Other Intangible Assets". The adoption of SFAS No. 147 did not have a material effect on the financial statements of the Company.

         SFAS No. 148 -- In December 2002, the FASB issued SFAS No. 148, "Accounting for Stock Based Compensation-Transition and Disclosure-an amendment of FASB Statement No. 123" which is effective for financial statements issued for fiscal years ending after December 15, 2002. This Statement amends SFAS 123, Accounting for Stock-Based Compensation, to provide alternative methods of transition for a voluntary change to the fair value based method of accounting for stock-based employee compensation. In addition, this Statement amends the disclosure requirements of SFAS 123 to require prominent disclosures in both annual and interim financial statements about the method of accounting for stock-based compensation and the effect of the method used on reported results. The adoption of SFAS No. 148 did not have a material effect on the financial statements of the Company.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         l. Recent Accounting Pronouncements (Continued)

         SFAS No. 149 -- In April 2003, the FASB issued SFAS No. 149, "Amendment of Statement 133 on Derivative Instruments and Hedging Activities" which is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003. This statement amends and clarifies financial accounting for derivative instruments embedded in other contracts (collectively referred to as derivatives) and hedging activities under SFAS 133. The adoption of SFAS No. 149 did not have a material effect on the financial statements of the Company.

         SFAS No. 150 -- In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity" which is effective for financial instruments entered into or modified after May 31, 2003, and is otherwise effective at the beginning of the first interim period beginning after June 15, 2003. This Statement establishes standards for how an issuer classifies and measures in its statement of financial position certain financial instruments with characteristics of both liabilities and equity. It requires that an issuer classify a financial instrument that is within its scope as a liability (or an asset in some circumstances) because that financial instrument embodies an obligation of the issuer. The adoption of SFAS No. 150 did not have a material effect on the financial statements of the Company.

         FASB Interpretation No. 45 -- "Guarantor's Accounting and Disclosure Requirements for Guarantees, Including Indirect Guarantees of Indebtedness of Others - an Interpretation of FASB Statements No. 5, 57 and 107". The initial recognition and initial measurement provisions of this Interpretation are to be applied prospectively to guarantees issued or modified after December 31, 2002. The disclosure requirements in the Interpretation were effective for financial statements of interim or annual periods ending after December 15, 2002. The adoption of FASB Interpretation No. 45 did not have a material effect on the financial statements of the Company.

         FASB Interpretation No. 46 -- In January 2003, the FASB issued FASB Interpretation No. 46 "Consolidation of Variable Interest Entities." FIN 46 provides guidance on the identification of entities for which control is achieved through means other than through voting rights, variable interest entities, and how to determine when and which business enterprises should consolidate variable interest entities. This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's financial statements.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2003 and 2002


NOTE 1 - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)

         l. Recent Accounting Pronouncements (Continued)

         During the year ended March 31, 2004, the Company adopted the following Emerging Issues Task Force Consensuses which did not have a material impact on the Company's financial statements: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 9702, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

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

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2003 and 2002


NOTE 2 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

         Notes Payable and Agreement with NutraCea (Continued)

         Investors advanced the $500,000 with the understanding that following either a merger with NutraCea or NutraCea's merger with another public company, the amounts would be converted to equity in the newly merged corporation. However, no written agreements were signed formalizing the nature or the terms of the advances. Management of the Company believes that accounting for the investors' advance of $500,000 to NutraCea on behalf of Faraday as notes payable is the most accurate way to report the transaction. The Company recorded $67,740 and $56,102 of interest expense related to these notes payable at 12% per annum for the years ended March 31, 2003 and 2002.

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

         On July 16, 2002, a Complaint was filed against NutraCea by the Company in the United States District Court, for the District of Utah (Case No 02-CV-00959). The Company filed the lawsuit when NutraCea failed to meet the terms set forth in the settlement agreement. NutraCea did file a registration statement with the Securities and Exchange Commission on June 4, 2002; however, such registration statement had not been declared effective as of June 30, 2002 as required by the settlement agreement. As discussed previously, in the event that NutraCea failed to effect a registration statement by June 30, 2002, NutraCea's Chief Executive Officer, Ms. Patricia McPeak, was to transfer to the Company an additional 735,730 pre-reverse split shares of her common stock and become personally liable to the Company for the original $500,000 debt amount plus 12% interest per annum. The lawsuit also seeks to award the Company any attorney's fees and other costs related to this matter.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2003 and 2002


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

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2003 and 2002


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

         In connection with the proposed corporate reorganization between Faraday and VIB, the parties entered into a loan agreement, pursuant to which Faraday has lent VIB a principal amount of $500,000 as of March 31, 2004. Faraday lent an additional $250,000 to VIB subsequent to year-end for a total principal amount of $750,000.

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2003 and 2002


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

                    FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2003 and 2002


NOTE 2 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

         Notes Payable, Notes Receivable and Agreement with VIB.TV (Continued)

         Notes payable, convertible debentures and notes payable - related parties consist of the following as of March 31, 2003:

         Unsecured notes payable to shareholders of the Company due on demand, payable through the issuance of or proceeds from the sale of shares of NutraCea common stock Interest is computed
         at a rate of 12% per annum.                                   $500,295

         Interest expense on the above debt amounted to $67,740, and $56,102 for the years ended March 31, 2003 and 2002, respectively.


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

                   FARADAY FINANCIAL, INC. AND SUBSIDIARIES
                          (A Development Stage Company)
                 Notes to the Consolidated Financial Statements
                             March 31, 2003 and 2002


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