Form 10QSB
period 2004-09-30
HOMENET CORP
filed 2004-12-21
CIK 910639

FORM 10-QSB

                     U.S. SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549
                             ______________________

                Quarterly Report Under Section 13 or 15(d) of the
                         Securities Exchange Act of 1934

                For the Quarterly Period Ended September 30, 2004

                        Commission File Number 000-22236

                               HOMENET CORPORATION
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)


               Delaware                                33-0565710
     ------------------------------        ---------------------------------
    (State or other jurisdiction of        (IRS Employer Identification No.)
     incorporation or organization)


                      5252 North Edgewood Drive, Suite 310
                    (Address of principal executive offices)
                                Provo, UT, 84604
                    ----------------------------------------
                             (City, State, Zip Code)

                                 (801) 502-6100
               ---------------------------------------------------
              (Registrant's telephone number, including area code)

                             FARADAY FINANCIAL, INC.
                    175 South Main, Suite 1240, SLC, UT 84111
               --------------------------------------------------
              (Former Name, Former Address and Former Fiscal Year,
                         if Changed Since Last Report)

         Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 [X] Yes [ ] No

         State the number of shares outstanding of each of the issuer's classes of common stock, as of the latest practicable date.

                 Class                   Outstanding as of November 22, 2004
             ------------                -----------------------------------
             Common Stock                             5,877,849

    Transitional Small Business Disclosure Format (Check one): Yes |X| No [ ]

                         PART I -- FINANCIAL INFORMATION

Item 1. Financial Statements

                                      HOMENET CORPORATION AND SUBSIDIARIES
                               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                                           Consolidated Balance Sheet
                                                   (Unaudited)

                                                     ASSETS
                                                                                                   September 30,
                                                                                                        2004
                                                                                                ------------------
CURRENT ASSETS

   Cash in bank                                                                                 $          474,869
   Cash in escrow                                                                                           60,000
   Accounts receivable - trade                                                                              94,078
   Accounts receivable - related                                                                            19,587
   Prepaid expenses                                                                                          1,075
                                                                                                ------------------
   Total Current Assets                                                                                    649,609
                                                                                                ------------------

PROPERTY AND EQUIPMENT

   Computer Equipment                                                                                      288,907
   Office Equipment                                                                                         31,146
   Software                                                                                                 53,323
   Less - accumulated depreciation                                                                        (202,631)
                                                                                                ------------------
     Total Property and Equipment                                                                          170,745
                                                                                                ------------------
     TOTAL ASSETS                                                                                          820,354
                                                                                                ==================

                                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES

   Accounts payable                                                                             $           97,837
   Accrued liabilities                                                                                     342,263
   Note payable - related - current portion (Note 4)                                                       237,022
   Note payable - current portion (Note 4)                                                                 408,936
   Convertible debt - related parties (Note 4)                                                             675,000
   Convertible debt (Note 4)                                                                               873,000
                                                                                                ------------------
     Total Current Liabilities                                                                           2,634,058
                                                                                                ------------------

LONG TERM LIABILITIES

   Note payable (Note 4)                                                                                   101,837
                                                                                                ------------------
     Total Liabilities                                                                                   2,735,895
                                                                                                ------------------

STOCKHOLDERS' DEFICIT

   Common stock, $0.001 par value, 20,000,000 shares
     Authorized 5,877,849 issued and outstanding                                                             5,877
   Capital in excess of par value                                                                        1,918,224
   Deferred compensation                                                                                  (119,978)
   Treasury stock                                                                                          (59,375)
   Accumulated deficit                                                                                  (3,660,289)
                                                                                                ------------------
     Total Stockholders' Deficit                                                                        (1,915,541)
                                                                                                ------------------
     TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                                $          820,354
                                                                                                ==================


            The accompanying notes are an integral part of these consolidated financial statements.

                                                        2

                                      HOMENET CORPORATION AND SUBSIDIARIES
                               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                                      Consolidated Statements of Operations
                                                   (Unaudited)


                                                       For the                               For the
                                                  Three Months Ended                    Six Months Ended
                                                      September 30,                         September 30,
                                            -------------------------------     ----------------------------------
                                                 2004             2003                2004                2003
                                            --------------   --------------     --------------      --------------
REVENUES                                    $      715,609   $      289,129     $      993,720      $      548,721
                                            --------------   --------------     --------------      --------------

COST OF SALES

  Subscriber-related expenses                      365,529          149,789            577,612             168,981
                                            --------------   --------------     --------------      --------------

     Total Cost of Sales                           365,529          149,789            577,612             168,981
                                            --------------   --------------     --------------      --------------

GROSS MARGIN                                       350,080          139,340            416,108             379,740

OPERATING EXPENSES

  General and administrative                       753,593          295,535          1,054,097             803,431
  Stock-based compensation                          20,124                -            153,648                   -
  Depreciation and amortization                     78,752           19,205            112,184              38,410
                                            --------------   --------------     --------------      --------------

    Total Expenses                                 852,469          314,740          1,319,929             841,841
                                            --------------   --------------     --------------      --------------

LOSS FROM OPERATIONS                              (502,389)        (175,400)          (903,821)           (461,101)

OTHER EXPENSE

    Interest expense                               (73,584)          (2,635)           (89,225)           (281,845)
                                            --------------   --------------     --------------      --------------

NET LOSS                                    $     (575,973)  $     (178,035)    $     (993,046)     $     (743,946)
                                            ==============   ==============     ==============      ==============

BASIC LOSS PER SHARE                    $            (0.25) $         (0.06) $           (0.43)  $           (0.25)
                                            ==============   ==============     ==============      ==============

WEIGHTED AVERAGE
 NUMBER OF SHARES
 OUTSTANDING                                     2,318,000        3,000,000          2,318,000           3,000,000
                                            ==============   ==============     ==============      ==============


            The accompanying notes are an integral part of these consolidated financial statements.

                                                        3

                                      HOMENET CORPORATION AND SUBSIDIARIES
                               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                                      Consolidated Statements of Cash Flows
                                                   (Unaudited)


                                                                                        For the Six Months Ended
                                                                                               September 30,
                                                                                   -------------------------------------
                                                                                        2004                    2003
                                                                                   --------------         --------------
CASH FLOWS FROM OPERATING ACTIVITIES

   Net loss                                                                        $     (993,046)        $     (743,946)
   Adjustments to reconcile net loss to net cash
     used by operating activities:
       Depreciation & amortization expense                                                112,184                 38,410
       Common stock issued for services                                                   153,868                      -
       Amortization of debt discount                                                            -                250,000
   Changes in operating assets and liabilities:
       Increase in cash in escrow                                                         (60,000)                     -
       (Increase) decrease in accounts receivable                                         (21,931)                41,056
       Increase in accounts receivable - related                                          (19,587)                     -
       (Increase) decrease in other assets                                                  5,689                 (1,663)
       Increase (decrease) in accounts payable                                             36,463                (69,877)
       Increase (decrease) in current liabilities and accrued interest                    259,893                (79,993)
                                                                                   --------------         --------------
         Net Cash Used by Operating Activities                                           (526,467)              (566,013)
                                                                                   --------------         --------------

CASH FLOWS FROM INVESTING ACTIVITIES

     Purchase of fixed assets                                                             (54,065)               (23,828)
                                                                                   --------------         --------------
       Net Cash Used by Investing Activities                                              (54,065)               (23,828)
                                                                                   --------------         --------------

CASH FLOWS FROM FINANCING ACTIVITIES

     Change in cash overdraft                                                             (12,319)               (25,628)
     Common stock issued for cash                                                          16,000                135,750
     Purchase of treasury shares                                                          (59,375)                     -
     Proceeds from notes payable                                                          603,936                 85,000
     Proceeds from notes payable - related                                                116,022                      -
     Proceeds from convertible debt                                                       517,750                411,479
     Proceeds from convertible debt - related                                             675,000                      -
     Principal payments on capital leases                                                 (16,771)                     -
     Principal payments on notes payable                                                 (784,842)                     -
                                                                                   --------------         --------------
       Net Cash Provided by Financing Activities                                        1,055,401                606,601
                                                                                   --------------         --------------
NET INCREASE IN CASH                                                                      474,869                 16,760

CASH AT BEGINNING OF PERIOD                                                                     -                      -
                                                                                   --------------         --------------
CASH AT END OF PERIOD                                                              $      474,869         $       16,760
                                                                                   ==============         ==============


            The accompanying notes are an integral part of these consolidated financial statements.

                                                       4

                                      HOMENET CORPORATION AND SUBSIDIARIES
                               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                                Consolidated Statements of Cash Flows (Continued)
                                                   (Unaudited)


                                                                                        For the Six Months Ended
                                                                                               September 30,
                                                                                   -------------------------------------
                                                                                        2004                    2003
                                                                                   --------------         --------------
SUPPLEMENTAL SCHEDULE OF CASH FLOW ACTIVITIES

NON-CASH INVESTING AND FINANCING ACTIVITIES:

     Common stock issued for debt paid
       on behalf of the Company                                                    $      299,297         $            -
     Distribution of equity in merger                                              $      455,686         $            -
     Common stock issued for services                                              $      153,868         $            -
     Assets purchased with capital lease                                           $            -         $       36,708
     Common stock issued for assets                                                $            -         $      100,000

CASH PAID FOR:
     Interest                                                                      $          355         $            -
     Taxes                                                                         $            -         $            -



            The accompanying notes are an integral part of these consolidated financial statements.

                                                       5

                      HOMENET CORPORATION AND SUBSIDIARIES
               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
              For the Six Months Ended September 30, 2004 and 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION

         The accompanying unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission. The information furnished in the interim consolidated financial statements include normal recurring adjustments and reflects all adjustments, which, in the opinion of management, are necessary for a fair presentation of such financial statements.

         a.Organization and Business Activities

         HomeNet Corporation and Subsidiaries, (the "Company") was incorporated under the laws of the State of Delaware on June 11, 1992. The Company provides fiber optic cable television broadcast subscription services. In addition to its television services, the Company also provides high-speed internet service as well as voice over internet protocol through its fiber optic network. The Company's principal business strategy is to continue developing their service line in the United States and elsewhere to provide consumers with a fully competitive alternative to cable television, internet and voice services.

         b. Accounting Method

         The Company's consolidated financial statements are prepared using the accrual method of accounting. The Company has elected to change its accounting year-end from March 31 to December 31, effective with the year 2004 to coincide with the year-end of its subsidiary, HomeNet Communications, Inc. Because of the difference in year-ends between the companies, these financial statements reflect the financial position and results of operations and cash flow of the companies for 2004 as follows:

         HomeNet Corporation - financial position as of September 30, 2004, results of operations and cash flow for the periods ended September 30, 2004.

         HomeNet Communications, Inc. - financial position as of June 30, 2004, results of operations and cash flow for the periods ended June 30, 2004.

         Operating results for the six months ended September 30, 2004 are not necessarily indicative of the results that may be expected for the year ending December 31, 2004.

         c. Basic Loss Per Share

         The computation of basic loss per share of common stock is based on the weighted average number of shares outstanding during the period.

                                         For the Six Months Ended
                                                September 30,
                                            2004            2003
                                      --------------  --------------

         Loss (numerator)             $     (993,046) $     (743,946)
         Shares (denominator)              2,318,000       3,000,000
         Per share amount             $        (0.43) $        (0.25)

         For the six months ended September 30, 2004 and 2003 the Company has excluded 2,021,190 common stock equivalents, respectively, from the basic net loss per share calculation as they are anti-dilutive.

                      HOMENET CORPORATION AND SUBSIDIARIES
               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
              For the Six Months Ended September 30, 2004 and 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION (Continued)

         d. Estimates

         The preparation of consolidated financial statements in conformity with accounting principles generally accepted in the United States of America requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the consolidated financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

         e. Revenue Recognition

         Subscription Television Services and Other Subscriber-Related Revenue

         Subscription television service revenues are derived principally from monthly fees paid by subscribers. In addition to recurring subscriber revenues, the Company also derives revenues from the sales of pay-per-view movies and events, and from installation charges. The Company recognizes cable television, high-speed data, telephony and programming revenues as services are provided to subscribers. Subscriber fees for multiple receivers and equipment rental are recognized as revenue monthly as earned. Revenues derived from other sources are recognized when services are provided or events occur.

         Software Revenue

         The Company applies the provisions of Statement of Position 97-2, "Software Revenue Recognition " in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, " Revenue Recognition." Accordingly, the Company recognizes revenue for software when there is (1) persuasive evidence that an arrangement exists, which is generally a customer purchase order, (2) the software is delivered,
         (3) the selling price is fixed and determinable and (4) collectibility of the customer receivable is deemed probable. The Company has yet to complete the development of its software developed for sale and has not yet recognized any revenue from the sale of software developed for sale.

         f. Cost of Sales

         Subscriber-related expenses

         Subscriber-related expenses consist primarily of monthly fees to the National Cable Television Cooperative and other programming providers and are generally based on the average number of subscribers to each program. The cost of television programming and distribution rights is generally incurred on a per subscriber basis and is recognized when the related programming is distributed to subscribers.

         Transmission expenses

         Transmission expenses consist primarily of transport cost and network access fees specifically associated with subscription services.

         g. Advertising

         The Company follows the policy of charging the costs of advertising to expense as incurred. Advertising expense for the six months ended September 30, 2004 and 2003 was $3,545 and $8,652, respectively.

                      HOMENET CORPORATION AND SUBSIDIARIES
               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
              For the Six Months Ended September 30, 2004 and 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION (Continued)

         h. Newly Adopted Accounting Pronouncements

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

         This interpretation applies immediately to variable interest entities created after January 31, 2003. It applies in the first fiscal year or interim period beginning after June 15, 2003, to variable interest entities in which an enterprise holds a variable interest that it acquired before February 1, 2003. The adoption of FIN 46 did not have a material impact on the Company's consolidated financial statements.

         During the six months ended September 30, 2004, the Company adopted the following Emerging Issues Task Force Consensuses which did not have a material impact on the Company's financial statements: EITF Issue No. 00-21 "Revenue Arrangements with Multiple Deliverables", EITF Issue No. 01 -8 " Determining Whether an Arrangement Contains a Lease", EITF Issue No. 02-3 "Issues Related to Accounting for Contracts Involved in Energy Trading and Risk Management Activities", EITF Issue No. 02-9 "Accounting by a Reseller for Certain Consideration Received from a Vendor", EITF Issue No. 02-17, "Recognition of Customer Relationship Intangible Assets Acquired in a Business Combination", EITF Issue No. 02-18 "Accounting for Subsequent Investments in an Investee after Suspension of Equity Method Loss Recognition", EITF Issue No. 03-1, "The Meaning of Other Than Temporary and its Application to Certain Instruments", EITF Issue No. 03-5, "Applicability of AICPA Statement of Position 97-02, `Software Revenue Recognition' to Non-Software Deliverables in an Arrangement Containing More Than Incidental Software", EITF Issue No. 03-7, "Accounting for the Settlement of the Equity Settled Portion of a Convertible Debt Instrument That Permits or Requires the Conversion Spread to be Settled in Stock", EITF Issue No. 03-10, "Application of EITF Issue No. 02-16 by Resellers to Sales Incentives Offered to Consumers by Manufacturers.

         i. Concentrations of Credit Risk

         The Company maintains several accounts with financial institutions. The accounts are insured by the Federal Deposit Insurance Corporation up to $100,000. The Company's balances occasionally exceed that amount.

         Credit losses, if any, have been provided for in the financial statements and are based on management's expectations. The Company's accounts receivable are subject to potential concentrations of credit risk. The Company does not believe that it is subject to any unusual risks, or significant risks in the normal course of its business.

         The Company has no customers who account for greater than 10% of the accounts receivable balance at September 30, 2004 or who account for greater than 10% of total sales for the six months ended September 30, 2004.

         The Company is dependent on municipalities to provide the necessary transport facilities and to cable television content providers for content.

                      HOMENET CORPORATION AND SUBSIDIARIES
               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
              For the Six Months Ended September 30, 2004 and 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION (Continued)

         j. Cash and Cash Equivalents

         The Company considers all highly liquid investments with maturities of three months or less when purchased to be cash equivalents.

         k. NCTC Patronage Capital Distributions

         The Company is a member of the National Cable Television Cooperative ("NCTC"), which is a not-for-profit, member-operated purchasing organization. The NCTC is a cooperative organization whose members and affiliates are engaged in the business of providing television reception or service to the public, primarily by means of a cable television system consistent with the definition of a "cable television system" in section 602 of the 1984 Cable Act. The NCTC negotiates and administers master affiliation agreements with cable television programming networks, cable hardware and equipment manufacturers and other service providers on behalf of its member companies. More than 1,000 NCTC member companies currently serve more than 13 million cable TV subscribers throughout the United States.

         NCTC membership includes a one-time, non-refundable initiation fee of $1.50 per subscriber. Should the Company acquire other cable systems in the future, the fees are covered under the original initiation fee. However, if the member has no active subscribers at the time of application, the one-time, non-refundable initiation fee is $1.00 per home in that member's franchise area. The minimum fee is $1,000 and the maximum fee is $50,000.

         The Company made payments, net of rebates, of $65,782 during the six months ended September 30, 2004.

         l. Principles of Consolidation

         The consolidated financial statements include the accounts of the Company and its wholly-owned subsidiaries, HomeNet Communications, Inc., Home Marketing Group and Digital Media Solutions, LLC. All significant intercompany accounts and transactions have been eliminated in consolidation.

         m. Internal Use Software

         The Company accounts for costs incurred to develop internal use software applications in accordance with the American Institute of Certified Public Accountants Statement of Position No. 98-1 (SOP 98-1), "Accounting for the Cost of Computer Software Developed or Obtained for Internal Use." SOP 98-1 requires that entities capitalize certain internal use software costs, which includes software design, coding, installation, configuration and testing, once technical feasibility of the developed software is attained. Costs incurred in the process of attaining technological feasibility, which includes the conceptual formulation and evaluation of the software alternatives, and costs to upgrade and enhance software once developed are expensed as incurred. Under SOP 98-1, overhead, general and administration costs, support costs and training costs are not capitalized. The Company capitalized no additional internal use software development costs for the six months ended September 30, 2004.

         Capitalized internal use software costs are being depreciated on a straight-line basis over the estimated useful life of the application of two years. The Company recognized $4,292 in amortization expense for the six months ended September 30, 2004.

         The above-mentioned software was originally developed for internal use. During 2003, a single copy of the software was sold to a municipality for $150,000. In accordance with SOP 98-1, the proceeds from the sale were applied against the carrying amount of the software until the carrying value of the software reached zero. The additional proceeds of $55,578 were recognized as other income as earned.

                      HOMENET CORPORATION AND SUBSIDIARIES
               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
              For the Six Months Ended September 30, 2004 and 2003


NOTE 1 - BASIS OF FINANCIAL STATEMENT PRESENTATION (Continued)

         n. Software Developed for Sale

         The Company plans to sell or lease certain development software and have accounted for the costs to develop this software in accordance with SFAS No. 86 , "Accounting for Computer Software to be Sold, Leased, or Otherwise Marketed." Computer software development costs are charged to research and development expense until technological feasibility or a detail design document of the software is established, after which remaining significant software production costs are capitalized. Once capitalized software cost products are made available for sale or when the related product is put into use, the costs will be amortized on a straight-line basis over the estimated economic life of the software.

         The Company will make ongoing assessments of recoverability of capitalized software projects by comparing the amount capitalized for each product to the estimated net realizable value ("NRV") of the product. If the NRV is less than the amount capitalized, a write-down of the amount capitalized is recorded.

         The Company did not capitalize any additional software development for sale costs for the six months ended September 30, 2004. Costs capitalized in previous periods which have yet to placed into service are classified in other assets in the accompanying consolidated balance sheet.

         o. Stock-based Compensation

         As permitted by FASB Statement 148 "Accounting for Stock Based Compensation-Transition and Disclosure" (SFAS No. 148), the Company elected to measure and record compensation cost relative to employee stock option costs in accordance with Accounting Principles Board ("APB") Opinion 25, "Accounting for Stock Issued to Employees", and related interpretations and make proforma disclosures of net income and earning per share as if the fair value method of valuing stock options had been applied. Under APB opinion 25, compensation cost is recognized stock options granted to employees when the option price is less than the market price of the underlying common stock on the date of grant.

NOTE 2 - MERGER TRANSACTION

         During September 2004 the Company ("HC"), HomeNet Communications, Inc. ("HNC") (Formerly Video Internet Broadcasting Corporation) and HomeNet, Utah, Inc., ("HNU") a wholly owned subsidiary of the Company, entered into a Merger Agreement whereby HNU was merged into HNC ("Merger") with HNC the surviving corporation. The separate existence of HNU ceased once the Merger became effective. In addition, as part of the Merger, VIB's name was changed to HomeNet Communications, Inc. Upon closing of the Merger Agreement, each share of HNC capital stock that was issued and outstanding immediately prior to the closing was converted into
         1.0903 shares of the Company's common stock and all previously outstanding shares of HNC capital stock is no longer outstanding and was automatically canceled and ceased to exist. All other securities convertible into or exercisable for shares of HNC capital stock, including but not limited to stock options, convertible debt and warrants and issued by the Company prior to the effective date of the Merger became convertible into or exercisable for the number of shares of Company common stock determined by using the 1.0903 conversion factor. HNC had 2,184,939 shares of common stock outstanding, 350,550 shares of preferred stock outstanding, options exercisable for an additional 618,520 shares of stock and other convertible securities that are convertible under terms that are in dispute. The Company issued approximately 2,764,449 shares of its common stock on a fully diluted basis in connection with the Merger. In addition, there is a possibility that the Company may create a class of preferred stock that would be issued to some of the holders of HNC securities that were convertible into HNC preferred stock. The merger was accounted for as a recapitalization of HNC because the

                      HOMENET CORPORATION AND SUBSIDIARIES
               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
              For the Six Months Ended September 30, 2004 and 2003


NOTE 2 - MERGER TRANSACTION (Continued)

         shareholders of HNC controlled HC after the merger. HNC was treated as the surviving entity for accounting purposes and HC was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities or HNC.

NOTE 3 - RELATED PARTY TRANSACTIONS

         Development Costs

         The Company has employed certain family members of management on a contract basis for the development of software. The Company paid a total of $30,000 to these individuals for six months ended September 30, 2004.

         Accounts Payable

         The Company has $10,577 in payables to related parties at September 30, 2004. The amount is included in accounts payable.

         Common Stock

         The Company issued 100,000 shares of common stock to a related party in February 2003 to purchase $100,000 of multimedia equipment. The equipment was valued at predecessor's cost.

         In December of 2003 the Company issued 138,846 shares of its common stock to an employee in payment of consulting services valued at $138,846.

         During 2002, the Company issued 94,500 shares of its common stock to board members and directors of the Company for cash of $94,500.

         Also during 2002, the Company issued 43,788 shares of its common stock to two board members and directors of the Company in payment of debt of $43,788.

         After inception on March 23, 2001, the Company issued 470,000 shares to founders of the Company for services provided. The stock was valued at $0.001 per share, par value.

         During 2001, the Company issued 2,000 shares of common stock to a director of the Company for $10,000 in cash.

         Lease Guarantees

         The Company's Chief Executive Officer has personally guaranteed several equipment leases and the Company's current office space lease.

NOTE 4 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES

         In connection with the merger between HomeNet Corporation and HomeNet Communications, the parties entered into a loan agreement, pursuant to which HomeNet Corporation has lent HNC a principal amount of $670,000 as of September 30, 2004. All inter-company debt has been eliminated in the consolidation.

         To obtain the financing needed for the loan agreement between HC and HNC, HC entered into loan agreements with several investors. During March 2004, the Company issued convertible debentures to finance its loan to HNC. The debentures accrue interest at 12% per annum and are due six months from the original date of the notes. Principal and interest not paid when due shall bear interest at the rate of 18% per

                      HOMENET CORPORATION AND SUBSIDIARIES
               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
              For the Six Months Ended September 30, 2004 and 2003


NOTE 4 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

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

         During the six months ended September 30, 2004 HC issued $1,275,000 of convertible debt with a par amount of $1,275,000 and 127,500 warrants. The convertible debt is convertible at a conversion price of $1 per share (holder would receive 1 share of stock for each dollar of debt or 1,275,000 shares of the Company's common stock). Using the Black-Scholes model, the 127,500 warrants have no value. The Company has recorded accrued interest of $83,272 associated with the convertible debentures.

         The Company has determined that the embedded conversion option within the debt instrument is not beneficial (has no intrinsic value) to the holder.

         Notes payable, convertible debentures and notes payable - related parties consist of the following as of September 30, 2004:

         Unsecured notes payable to shareholders of the Company
           due on demand, payable through the issuance of or
           proceeds from the sale of shares of NutraCea common
           stock Interest is computed at a rate of 12% per annum.   $  153,436

         Note payable bearing interest at 8% per annum,
           unsecured, annual payments of $51,375 plus interest
           due on May 30 each year until paid in full.                 205,500

         Note payable bearing interest at 2.5% per annum,
           unsecured, due by April 1, 2007, monthly payments of
           $3,000                                                      151,837

         Less current portion                                         (408,936)
                                                                    ----------

         Total Notes Payable                                        $  101,837
                                                                    ==========

                      HOMENET CORPORATION AND SUBSIDIARIES
               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
              For the Six Months Ended September 30, 2004 and 2003


NOTE 4 - NOTES PAYABLE AND CONVERTIBLE DEBENTURES (Continued)

         Unsecured notes payable to shareholders of the Company
           due on demand, payable through the issuance of or
           proceeds from the sale of shares of NutraCea common
           stock Interest is computed at a rate of 12% per annum.   $   17,022

         Note payable bearing interest at 12% per annum,
           unsecured, payable on demand                                 50,000

         Note payable bearing interest at 12% per annum,
           unsecured, payable on demand                                170,000
                                                                    ----------

         Total Notes Payable - Related                                 237,022
                                                                    ==========

         Unsecured convertible notes payable to shareholders of
           the Company due September 2004, convertible at the
           holder's option to common stock of the Company at a
           ratio of one share per each dollar of outstanding
           principal and interest. Interest is computed at at a
           rate of 12% per annum.                                   $1,275,000

         Convertible note payable, bearing interest at 8% per annum, convertible to Series B preferred stock at a rate of two shares for each dollar loaned, conversion price of $1.00 per share, note also carries warrants to purchase Series B preferred at the rate of 25% of the total shares the note is convertible to and are exercisable at $1.00 per share 273,000

         Less related party portion                                   (675,000)
                                                                    ----------

         Total Convertible Debt                                     $  873,000
                                                                    ==========

         Interest expense on the above debt amounted to $89,225 for the six months ended September 30, 2004. Accrued interest was $298,871 at September 30, 2004.

         During the year December 31, 2003, the Company raised $444,250 of operating capital in the form of convertible debentures ($89,000 from related parties, $355,250 from other investors). The debentures have varying terms of 1 to 2 years and accrue interest at 8% to 10% per annum. All convertible debentures are convertible at the option of the holder.

         Upon issuance of the debentures, the Company recognized a debt discount related to the beneficial conversion feature of the debentures totaling $444,246. This beneficial conversion feature was expensed during the year ended December 31, 2003 pursuant to the EITF 96-18 and has been included in interest expense in the accompanying consolidated statement of operations.

                      HOMENET CORPORATION AND SUBSIDIARIES
               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
              For the Six Months Ended September 30, 2004 and 2003


NOTE 5 - COMMON STOCK

         The Company has authorized 30,000,000 shares of common stock with a par value of $0.001 per share.

         During the year ended December 31, 2003 the Company issued 150,750 shares of its common stock to various investors for cash of $271,250. During February 2003, the Company issued 100,000 shares of its common stock to purchase multimedia equipment valued at $100,000. Also during 2003 the Company issued 189,994 shares of its common stock for services valued at $220,624.

         During the year ended December 31, 2002, the Company issued 185,000 shares of its common stock for cash of $189,000. In June 2002 the Company issued 63,788 shares of its common stock in payment of debt of $63,788. Also in 2002, the Company issued 35,700 shares of its common stock for services valued at $35,700.

         During the year ended December 31, 2001, the Company issued 198,000 shares of its common stock for cash of $90,180. In June 2001, the Company issued 470,000 shares of its common stock to founders of the Company in payment of services valued at $470.

NOTE 6 - COMMITMENTS AND CONTINGENCIES

         Operating Leases

         On August 30, 2001, the Company entered into a seven-year lease agreement for office space in Ephrata, Washington. The monthly rental payment is currently $1,321 per month. The payment is adjusted on each anniversary to reflect the change in the Consumer Price Index from the previous twelve months. Future minimum lease payments under this non-cancelable operating lease, subject to CPI adjustments, are as follows:

                   Years Ending
                    March  31,
                   ------------
                      2005                             $      15,852
                      2006                                    15,852
                      2007                                    15,852
                      2008                                     7,926
                                                       -------------
                                                       $      71,334
                                                       =============

         Litigation

         As of December 31, 2003, a Summary Judgment had been entered against the Company in the amount $26,395 arising from a dispute with a vendor and has been accrued by the Company in notes payable and accrued interest in the consolidated balance sheet. The balance was paid in full in March 2004 and the judgment was dismissed.

         The Company has been contacted by an attorney for its investment banker regarding a claim for fees owed. Management can not reasonably estimate any settlement amount.

NOTE 7 - OUTSTANDING STOCK PURCHASE WARRANTS

         The Company has elected to follow the intrinsic value method of accounting under Accounting Principles Board Opinion No. 25 "Accounting for Stock Issued to Employees," ("APB 25") and related interpretations in accounting for their stock-based compensation plans. Under APB 25, the Company

                      HOMENET CORPORATION AND SUBSIDIARIES
               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
              For the Six Months Ended September 30, 2004 and 2003


NOTE 7 - OUTSTANDING STOCK PURCHASE WARRANTS (Continued)

         generally does not recognize compensation expense on the grant of options under their Stock Incentive Plan because typically the option terms are fixed and the exercise price equals or exceeds the market price of the underlying stock on the date of the grant. The Company applies the disclosure only provisions of Statement of Financial Accounting Standards No. 148, "Accounting and Disclosure of Stock-Based Compensation," ("FAS 148").

         Pro forma information regarding net income and earnings per share is required by FAS 148 and has been determined as if the Company had accounted for its stock-based compensation plans using the fair market value method prescribed by that statement. For purposes of pro forma disclosures, the estimated fair market value of the options is amortized to expense over the options' vesting period on a straight-line basis. All options are initially assumed to vest. Compensation previously recognized is reversed to the extent applicable to forfeitures of unvested options.

         Under FASB Statement 148, the Company estimates the fair value of each stock award at the grant date by using the Black-Scholes option pricing model with the following weighted average assumptions used for grants: dividend yields of 0%; expected volatility of 172%; risk-free interest rates of between 1.33% and 1.65% and expected lives of between1and4years.

         A summary of the status of the Company's stock options and warrants as of September 30, 2004 and changes during the six months ended September 30, 2004 is presented below:

                                                         Weighted      Weighted
                                             Options      Average       Average
                                               and       Exercise     Grant Date
                                            Warrants       Price      Fair Value
                                            --------     --------     ----------
         Outstanding, March 31, 2003               -   $        -    $        -
               Granted                        71,000         1.50             -
               Expired/Canceled                    -            -             -
               Exercised                           -            -             -
                                           ---------   ----------    ----------
         Outstanding, March 31, 2004          71,000   $     1.50    $        -
               Granted                     2,336,932         1.50             -
               Expired                             -            -             -
               Exercised                           -            -             -
                                           ---------   ----------    ----------
         Outstanding, September 30, 2004   2,407,932         1.50             -

         Exercisable, September 30, 2004   2,096,423   $     1.50    $        -
                                           =========   ==========    ==========

         During 2003, the Company's board of directors approved the "2003 Stock Option Plan," (2003 Plan). Under the terms of this Plan, the Company registered 350,000 shares of its $0.001 par value common stock at a proposed offering price per share of $1.50. During the year ended December 31, 2003 the Company granted 349,000 stock options to employees under the 2003 Plan.

         During September 2003, the Company issued 62,500 options to purchase common stock to various consultants for services. The options had an exercise price of $3.00 per share and a term of three years. The Company recognized a total of $16,784 in expense associated with the issuance of these options.

         During 2003, the Company issued warrants to purchase common stock with convertible debt (discussed in Note 3 to the financial statements). At December 31, 2003 a total of 572,131 warrants to purchase common stock were outstanding.

                      HOMENET CORPORATION AND SUBSIDIARIES
               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
              For the Six Months Ended September 30, 2004 and 2003


NOTE 7 - OUTSTANDING STOCK PURCHASE WARRANTS (Continued)

         Also during 2003, the Company issued warrants to purchase common stock with convertible debt (see Note 3). At December 31, 2003 a total of 55,219 warrants to purchase common stock were outstanding.

         Had compensation cost for the Company's stock options granted to directors and employees been based on the fair value as determined by the Black-Scholes option pricing model at the grant date under the accounting provisions of SFAS No. 123, the Company would have recorded additional expense of $45,469and $12,783 for the six months ended September 30, 2004 and 2003, respectively. Also under these same provisions, the Company's net loss would have been changed by the pro forma amounts indicated below:

                                       For the Six Months Ended
                                              September 30,
                                   ---------------------------------
                                        2004                2003
                                   -------------      --------------
         Net loss:
           As reported             $    (993,046)     $     (743,946)
           Pro forma               $  (1,038,515)     $     (756,729)

         Basic loss per share:
           As reported             $       (0.43)     $        (0.25)
           Pro forma               $       (0.45)     $        (0.25)

NOTE 8 - DISPUTED CLAIMS

         The Company is indebted to certain persons in what it believes to be the aggregate principal amount of $273,000, as evidenced by fourteen
         (14) separate promissory notes ("Convertible Notes"). These notes are convertible into Series B Preferred Stock. The holders of these notes also received warrants to purchase an aggregate of 121,565 shares of Series B Preferred Stock at an exercise price of $1.00 per share. The holders of four (4) of these notes claim to be owed Series B Preferred stock in addition to the principal in an amount equal to the amount of the Notes actually loaned to the Company ("Disputed Notes").

         The individual who negotiated and signed the Disputed Notes on the Company's behalf was the Company's Interim Chief Financial Officer, and was also employed by the firm acting as the placement agent for the Convertible Notes ("Placement Agent"). This individual executed the Disputed Notes without the prior knowledge or authorization of the Company's Board of Directors. Moreover, certain of the Disputed Notes are held by affiliates of the Placement Agent/Chief Financial Officer.

         The Company is in negotiations to resolve disagreements over the amounts owed and to eliminate this debt. The amount of repayment and or number shares and warrants to be issued cannot be determined at this time. However, the original principal amount of the notes and the stated number of warrants are included in these financial statements. All of the above mentioned amounts have been accrued in the financial statements.

NOTE 9 - GOING CONCERN

         The Company's financial statements are prepared using accounting principles generally accepted in the United States of America applicable to a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business. The Company has not yet established an ongoing source of revenues sufficient to cover its operating costs and allow it to continue as a going concern. The ability of the Company to continue as a going concern is dependent on the Company obtaining adequate capital to fund operating losses until it becomes profitable. If the Company is unable to obtain adequate

                      HOMENET CORPORATION AND SUBSIDIARIES
               (FORMERLY FARADAY FINANCIAL, INC. AND SUBSIDIARIES)
                 Notes to the Consolidated Financial Statements
              For the Six Months Ended September 30, 2004 and 2003


NOTE 9 - GOING CONCERN (Continued)

         capital, it could be forced to cease operations. In order to continue as a going concern, develop a reliable source of revenues, and achieve a profitable level of operations the Company will need, among other things, additional capital resources. Management's plans to continue as a going concern include raising additional capital through sales of common stock and or issuance of corporate debt.

         However, management cannot provide any assurances that the Company will be successful in accomplishing any of its plans. The Company is involved in a highly competitive industry and has encountered difficulty in raising capital in the past. Management estimates that $5,000,000 of additional capital will be required to fund the Company's operations for the next twelve months.


NOTE 10 - SUBSEQUENT EVENT

         On or about November 30, 2004, the Company entered into secured loan arrangement whereby three accredited lenders provided the Company with loans in the aggregate principal amount of $600,000. These loans bear interest at the rate of 12% per annum and have a default interest rate of 18% per annum. In connection with the loans, the lenders received warrants exercisable for 50,000 shares of common stock at the price of $1.50 per share. The loans are secured by the general intangibles of Homenet Communications, Inc., subject to certain prior rights of Zions National Bank.

Item 2. Management's Discussion and Analysis or Plan of Operation.

The following discussion and analysis provides information which management believes is relevant to an assessment and understanding of the Company's consolidated results of operations and financial condition. The discussion should be read in conjunction with the consolidated financial statements and notes thereto.

Overview

This report represents the initial reporting period to reflect the consolidated activities of the Company and its recently acquired wholly owned subsidiary, HomeNet Communications, Inc., ("HNC") (formerly Video Internet Broadcasting Corporation). Information relating to 2003 is for HNC.

In furtherance of the Company's plan of operation, the Company, HNC and HNU, a wholly owned subsidiary of the Company, completed a Plan of Merger whereby HNU was merged HNC ("Merger") with HNC being the surviving corporation.

Upon closing of the Merger, each share of HNC capital stock that was issued and outstanding immediately prior to the closing was converted into 1.0903 shares of the Company's common stock and all previously outstanding shares of HNC capital stock are no longer outstanding and were automatically canceled and ceased to exist. All other securities convertible into or exercisable for shares of HNC capital stock, including but not limited to stock options, convertible debt and warrants and issued by HNC prior to the effective date of the Merger were converted into or exercisable for the number of shares of HNC common stock determined by using the 1.0903 conversion factor. On the date of the Merger HNC had 2,184,939 shares of common stock outstanding, 350,550 shares of preferred stock outstanding, options exercisable for an additional 618,520 shares of stock and other convertible securities that are convertible under terms that are in dispute. See footnote 2 to the attached financial statements. The Company issued approximately 2,764,449 shares of its common stock on a fully diluted basis to consummate the Merger. In addition, there is a possibility that the Company may create a class of preferred stock that would be issued to some of the holders of HNC securities that were convertible into HNC preferred stock immediately prior to the Merger. However, the exact number of shares and the number and form of the convertible securities to be issued is still subject to agreement.

The merger was accounted for as a recapitalization of HNC because the shareholders of HNC controlled HC after the merger. HNC was treated as the surviving entity for accounting purposes and HC was the surviving entity for legal purposes. There was no adjustment to the carrying value of the assets or liabilities or HNC.

As a result of the Merger, we are now involved in providing deployed Internet Protocol (IP) television services. We have approximately 4,000 paying video and data or data only subscribers in Utah and Washington State. We are a service provider for the delivery of video, data, and voice services ("triple play") to the municipal and government consumer markets.

We provide these services over fiber optic systems designed and built by municipal and governmental entities. We have partnered with technology providers and well-capitalized Public Utility Districts (PUDs) and cities to deploy our services in the initial targeted areas. In each case, the city or the utility deploys the fiber infrastructure to businesses and residences in their respective service areas. We lease this end-to-end fiber infrastructure from the utilities, on a per subscriber basis, thereby, we believe, minimizing our capital expenditures.

Results of operations consist of:

The traditional cable and "Triple Play" (voice, video and data) IP service providing business of HNC:

We signed an "Initial Provider Network Access And Use Agreement" with the City of Provo, Utah (Provo) on July 8, 2004. This contract designates us as the initial service provider for Provo to deliver video, data, and telephony to its population of 30,000 households and 3,000 businesses. It is anticipated that other providers will have the opportunity to "co-locate" on this system in the future; although we have a period of exclusivity while the system is being built out.

In February 2004, in contemplation of the awarding of our contract with Provo, we acquired the customers of and the right to operate Provo Cable Company (PCC), a traditional, analog delivery cable system. We plan to continue to operate this system until the fiber infrastructure reaches these customers, at which time we will convert them to the IP delivery system. The results of those operations are included in the analysis below.

The service and product fulfillment business of HMG:

HMG commenced operations in March 2004. Its results are included in the analysis below.

Three and Six Months Ended September 30, 2004

Revenues

Revenues for the three month period ended September 30, 2004 increased 148% to $715,609 from $289,129 for the three month period ended September 30, 2003. Revenue in the 2004 period included $217,775 and $82,145 from HMG and PCC, respectively.

Revenue for the six month period ended September 30, 2004 increased 81% to $993,720 from $548,721 for the six month period ended September 30, 2004. Revenue in the 2004 period included $332,568 and $280,711 from HMG and PCC, respectively. Additionally, revenue in the 2003 period included a one-time sale of software in the amount of $150,000.

Gross Margin

Gross margin for the three month period ended September 30, 2004 increased 151% to $350,080 from $139,340 for the three month period ended September 30, 2003. Gross margin in the 2004 period included $100,887 and $74,670 from HMG and PCC, respectively.

Gross margin for the six month period ended September 30, 2004 increased 9.6% to $ 416,108 from $379,740 for the six month period ended September 30, 2004. Gross margin in the 2004 period included $167,185 and $237,460 from HMG and PCC, respectively. Additionally, gross margin in the 2003 period included margin from a one-time sale of software in the amount of $150,000.

Operating Expenses

Operating expenses for the three months ended September 30, 2004 increased 170% to $852,469 from $314,740 for the three months ended September 30, 2003. Operating expenses increased, primarily, as a result of increased staffing and administrative infrastructure to support the HMG and PCC operations.

Operating expenses for the six months ended September 30, 2004 increased 56% to $1,319,929 from $841,841 for the six months ended September 30, 2003. Operating expenses increased, primarily, as a result of increased staffing and administrative infrastructure to support the HMG and PCC operations.

Interest Expense

Interest expense for the three month period ended September 30, 2004 increased to $73,584 from $2,636 for the three months ended September 30, 2003.

Interest expense for the six month period ended September 30, 2004 decreased to $89,225 from $281,845 for the six months ended September 30, 2003.

During 2004 and prior to September 30, 2004, we issued $1,275,000 in Convertible Notes. We also established a line of credit with a national bank in the amount of $1,500,000. At the date of this filing we have not borrowed against the line of credit. Interest on these instruments was responsible for the increase in interest over the prior period.

Net Loss

Net losses for the three month periods ended September 30, 2004 and 2003 were $575,973 and $178,035, respectively Net losses for the six month periods ended September 30, 2004 and 2003 were $993,046 and $743,946, respectively. In each case, current year net losses were higher as a result of assembling a staff and building processes to support the Provo launch as well as future projects. Continuing development of our proprietary set top box software and the cost of expanding our market share were also contributing factors.

Liquidity and Capital Resources

To date, we have financed our operations principally through private placements of equity and debt securities and revenues from operations. We used net cash for operating activities of $526,467during the six months ended September 30, 2004, a decrease of $39,546 as compared to the $566,013 used during the same period in 2003. The reason for the decrease in cash needed to fund operations was due to a beneficial conversion feature adjustment which was included in the 2003 results. During the six months ended September 30, 2004, net cash of $54,065 was used in investing activities, involving purchase of fixed assets, compared with $23,828 for the same period in 2003. Cash proceeds of $1,192,750 were realized from the issuance of convertible notes and $16,000 in common stock, cash of $16,771 was used to pay capital lease and note payable obligations and cash of $784,842 was used in other financing activities. As of September 30, 2004, our current liabilities totaled $2,634,058 and we had a working capital deficit of $1,984,449.

Our working capital requirements for the foreseeable future will vary based upon a number of factors, including the acquisition of, and the costs associated with launching, new projects, the acceptance of our product and market penetration along with other factors that may not be foreseeable at this time. We believe that we will need at least $5,000,000 in funding by the end of January 2005 to fund operations for the next twelve months. We have no commitments to provide additional funding and there can be no assurance that we will be able to obtain additional funding on satisfactory terms, or at all. If we do not receive the needed funding, we will not be able to execute our business plan and will be required to significantly curtail and perhaps cease operations.

The Company had no significant non-cancelable operating lease obligations as of September 30, 2004.

Notes payable, convertible debentures and notes payable - related parties consist of the following as of September 30, 2004:

         Unsecured notes payable to shareholders of the Company
           due on demand, payable through the issuance of or
           proceeds from the sale of shares of NutraCea common
           stock Interest is computed at a rate of 12% per annum.   $  153,436

         Note payable bearing interest at 8% per annum,
           unsecured, annual payments of $51,375 plus interest
           due on May 30 each year until paid in full.                 205,500

         Note payable bearing interest at 2.5% per annum,
           unsecured, due by April 1, 2007, monthly payments of
           $3,000                                                      151,837

         Less current portion                                         (408,936)
                                                                    ----------

         Total Notes Payable                                        $  101,837
                                                                    ==========

         Unsecured notes payable to shareholders of the Company
           due on demand, payable through the issuance of or
           proceeds from the sale of shares of NutraCea common
           stock Interest is computed at a rate of 12% per annum.   $   17,022

         Note payable bearing interest at 12% per annum,
           unsecured, payable on demand                                 50,000

         Note payable bearing interest at 12% per annum,
           unsecured, payable on demand                                170,000
                                                                    ----------

         Total Notes Payable - Related                                 237,022
                                                                    ==========

         Unsecured convertible notes payable to shareholders of
           the Company due September 2004, convertible at the
           holder's option to common stock of the Company at a
           ratio of one share per each dollar of outstanding
           principal and interest. Interest is computed at at a
           rate of 12% per annum.                                   $1,275,000

         Convertible note payable, bearing interest at 8% per
           annum, convertible to Series B preferred stock at a
           rate of two shares for each dollar loaned, conversion
           price of $1.00 per share, note also carries warrants
           to purchase Series B preferred at the rate of 25% of
           the total shares the note is convertible to and are
           exercisable at $1.00 per share                              273,000

         Less related party portion                                   (675,000)
                                                                    ----------

         Total Convertible Debt                                     $  873,000
                                                                    ==========

On or about November 30, 2004, the Company entered into secured loan arrangement whereby three accredited lenders provided the Company with loans in the aggregate principal amount of $600,000. These loans bear interest at the rate of 12% per annum and have a default interest rate of 18% per annum. In connection with the loans, the lenders received warrants exercisable for 50,000 shares of common stock at the price of $1.50 per share. The loans are secured by the general intangibles of Homenet Communications, Inc., subject to certain prior rights of Zions National Bank.

Off Balance Sheet Arrangements

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

Critical Accounting Policies

Revenue Recognition

Subscription Television Services and Other Subscriber-Related Revenue Subscription television service revenues are derived principally from monthly fees paid by subscribers. In addition to recurring subscriber revenues, the Company also derives revenues from the sales of pay-per-view movies and events, and from installation charges. The Company recognizes cable television, high-speed data, telephony and programming revenues as services are provided to subscribers. Subscriber fees for multiple receivers and equipment rental are recognized as revenue monthly as earned. Revenues derived from other sources are recognized when services are provided or events occur.

Software Revenue

The Company applies the provisions of Statement of Position 97-2, "Software Revenue Recognition " in conjunction with the applicable provisions of Staff Accounting Bulletin No. 104, " Revenue Recognition." Accordingly, the Company recognizes revenue for software when there is (1) persuasive evidence that an arrangement exists, which is generally a customer purchase order, (2) the software is delivered, (3) the selling price is fixed and determinable and (4) collectibility of the customer receivable is deemed probable. The Company has yet to complete the development of its software developed for sale and has not yet recognized any revenue from the sale of software developed for sale.

Forward Looking Statements

When used in this Form 10-QSB or other filings by the Company with the Securities and Exchange Commission, in the Company's press releases or other public or shareholder communications, or in oral statements made with the approval of an authorized officer of the Company's executive officers, the words or phrases "would be", "will allow", "intends to", "will likely result", "are expected to", "will continue", "is anticipated", "estimate", "project", or similar expressions are intended to identify "forward-looking statements" within the meaning of the Private Securities Litigation Reform Act of 1995. Forward-looking statements specifically include, but are not limited to, project launch dates; successfully commercialization of our projects; expectations regarding the ability of our products and services to compete with the products and services of our competitors; acceptance of our products and services by the marketplace as cost effective; sufficiency and timing of available resources to fund operations; plans regarding the raising of capital; the size of the market for our products and services; plans regarding sales and marketing; and strategic business initiatives.

We caution readers not to place undue reliance on any forward-looking statements, which speak only as of the date made, are based on certain assumptions and expectations which may or may not be valid or actually occur, and which involve various risks and uncertainties, including but not limited to risk of a lack of demand or low demand for our products and services, the inability to successfully implement our projects, competitive products, services and pricing, delays in introduction of products and services, commercialization and technology, changes in the regulation or service provider selection and other risks. See "Risk Factors."

Unless otherwise required by applicable law, we do not undertake, and specifically disclaim any obligation, to update any forward-looking statements to reflect occurrences, developments, unanticipated events or circumstances after the date of such statement.

Risk Factors

We have a limited operating history upon which you may evaluate us and may never become profitable.

The Company has been operating a subscriber-based service offering since March 2001. We have a limited operating history upon which you may evaluate our business and prospects. We have incurred net losses since inception. Currently, we have approximately 4,000 paying customers, limited revenues, and are not yet profitable. Though we have a limited amount of revenue generating business, the success of our business model will depend on our ability to continue to finance the growth of the business and execute the operating model. There is no assurance that we will become profitable in the future.

We do not have sufficient funds to execute our business plan.

The Report of Independent Public Accountants relating to the Company's audited financial statements contains a "going concern" explanatory paragraph. We estimate that we will need at least $5,000,000 in financing to fund operations and pay for required capital expenditures during the next twelve months. We may fail to raise needed capital for the following reasons, among others: (i) continued low valuations of service and technology companies in the capital markets; (ii) lack of acceptance of our business model by potential investors and or lending institutions; (iii) a failure to agree on the terms of an investment or debt line; and (iv) competition from other companies with similar business models which are willing to accept lower valuations or more onerous terms. If we are unable to raise needed additional capital on favorable terms, we will not be able to implement our business model.

We are highly dependent on emerging markets.

Our ability to generate revenue is dependent on the development of new opportunities for video, data, and voice services in the municipal and government markets, and on the receptiveness of those markets to the Company's services and products. Specifically, market acceptance of the Company's services and products is highly dependent upon commercial and residential deployment programs by municipal and governmental entities. There can be no assurance that the deployment of the network infrastructure by these operators, required to deploy our services and products, will go on as anticipated or that the Company will be able to gain significant market share while providing services and products over these networks.

Our business is dependent upon variable transport costs which may change.

Our business model is predicated on the build out of infrastructure by third parties and the wholesale leasing of that infrastructure on a per subscriber basis. These rates are subject to change among the various government and municipal entities we work with. If these rates were increased to the extent that we were not able to maintain our competitive market margins, our business would be materially adversely affected.

Our business model is unproven at scale.

Our strategy is based upon a relatively unproven business model. Our business model of delivering a range of services to residential and business customers in a purely digital media over fiber optic cable has been done in limited quantity with limited customers. We intend to take advantage of large infrastructure investments in fiber optic infrastructure systems by public utilities and government entities to serve their customers and thereby increase the Company's competitive advantage. However, to our knowledge, no other existing companies have done this successfully. If the utilities or government entities slow their build out of the infrastructure, the Company's growth would be slowed as well. If consumers do not adopt the technology solution and service at our forecasted rates, our success will be limited as well. We may shift our focus or redefine our business model or strategy in the future. There can be no assurance that the Company will be able to devise a long-term business strategy that will result in commercially exploitable products or services or generate future profits.

Increased subscriber turnover could affect our financial performance.

Historically, we have had significant levels of subscriber turnover (churn). Any development, which among other things, increases costs to our existing customers or materially adversely affects the quality of service, will increase the desirability of a competing product. A number of risks described in this memorandum as potentially having a material adverse affect on cost or quality could also result in an increase in churn which would harm our financial performance. Churn can also increase due to factors beyond our control, including a slowing economy, significant signal compromise, a maturing subscriber base, and competitive service offerings. There can be no assurance that we will be able to manage our churn rates to achieve profitability.

We may be unable to manage rapidly expanding operations.

If we are unable to manage our growth effectively, our business and results of operations could be materially adversely affected. To manage our growth effectively, we must continue to:

         o Develop expanded internal and external sales forces;

         o Develop expanded installation capabilities;

         o Develop expanded customer service operations and information systems;

         o Maintain our relationships with third party vendors and strategic partners; and

         o Expand, train, and manage our employee base.

Furthermore, our management personnel must assume even greater levels of responsibility. If we are unable to effectively manage our growth, we may experience a decrease in subscriber growth, an increase in churn, an increase in expenses or other adverse results, any one of which could have a material adverse affect on our business.

We depend on others to produce programming.

We depend on third parties to provide us with programming services. Our programming agreements have remaining terms ranging from less than two to up to six years and contain various renewal and cancellation provisions. We may not be able to renew or modify these agreements on favorable terms, or at all, or these agreements may be canceled prior to expiration of their original term. If we are unable to renew or modify any of these agreements or the other parties cancel the agreements, there can be no assurance that we would be able to obtain substitute programming, or that such substitute programming would be comparable in quality or cost to our existing programming or that of our competitors. In addition, programming costs are anticipated to continue to increase. We may be unable to pass programming costs on to our customers which could have a material adverse impact on our business, cash flows, and operating margins.

The Company's industry is highly competitive.

We expect to face intense competition in the development, production, and sale of our services and products. The opportunities created by the convergence of the information, telecom, and entertainment industries over fiber and telecommunication networks is likely to attract numerous service suppliers competing for these markets, including consumer electronics, computer, network infrastructure and traditional cable and satellite equipment manufacturers. The Company will also be subject to competitive pressure from consumer grade cable and satellite providers in the service territories in which we are focused. The Company's potential competitors have substantially greater resources than the Company. In addition, a number of the Company's competitors may have a broader array of product offerings, with greater scale and ability to provide such products at lower cost, which could provide prospective customers a greater number of options. There can be no assurance that alternative and superior technologies or services may not become available, or that the Company will be able to compete successfully with larger, more established companies.

We are highly dependent on our suppliers and partners.

Many of our prospective customers want access to a "turnkey" solution that they can obtain from a single provider. To this end, we have entered into strategic partnerships and supplier relationships to bundle such a turnkey solution. We believe we possess considerable industry experience and know-how, and a robust software and operating system solution. Our suppliers and partners provide necessary infrastructure, including backbone, servers, front-end and content. Such supplier relationships and partnerships include Cisco, Sigma Designs, National Semi Conductor, Intel Corporation, Vbrick, Optical Solutions Inc,, Ncube, Kasenna and others. This listing is not intended to be inclusive of all supplier and partner and relationships the Company currently maintains To the extent our suppliers and partners enter into similar arrangements with our competitors or fail to meet service level requirements, our business could be materially adversely affected.

Our business depends upon the performance of our partner and supplier companies, which is uncertain.

Economic, governmental, industry, and other factors outside our control will affect the Company. If our partner and supplier companies do not succeed, the value of our assets could decline. Many of our partner and supplier companies will be in the early stages of their development and may be under-performing. Our business and prospects must be considered in light of the risk, expense and difficulties frequently encountered by companies in early stages of development, particularly companies in still new and rapidly evolving markets. The material risks relating to our partner companies will include, among others: (i) lack of the widespread commercial use of the technologies to which their businesses relate; (ii) intense competition among providers of the products and services our partner companies offer, which could lead to the failure of some of our partner companies; (iii) inadequate market demand for the products or services of our partner companies; and (iv) poor implementation of the business plans of our respective partner companies. If we are unable to effectively mitigate the risks associated with our partner companies, our business operating results and financial condition may be adversely affected and we may be unable to execute our strategy.

Our business may be disrupted if we are unable to upgrade our systems to meet increased demand.

Capacity limits on some of our technology (and that of certain of our partners and suppliers), transaction processing systems and network hardware and software may be difficult to project and we may not be able to expand and upgrade our systems to meet increased use. As traffic on our systems increases, we and our partners will be required to expand and upgrade our technology, transaction processing systems and network hardware and software. We may be unable to accurately project these rates of increase. In addition, we may not be able to expand and upgrade our systems and network hardware and software capabilities to accommodate increased use of our products and services. If we are unable to appropriately upgrade our systems and network hardware and software, our operations and processes may be disrupted or we may lose potential customers.

We may be unable to protect our proprietary rights and may infringe on the proprietary rights of others.

We will likely be entering or even creating new markets for goods and services. In support of this innovation, we may develop proprietary techniques, trademarks, processes, hardware, and software. Although reasonable efforts will be taken to protect the rights to this intellectual property, the complexity of international trade secret, copyright, trademark, and patent law, coupled with the limited resources of young companies and the demands of quick delivery of products and services to market, create risks that our efforts will prove inadequate. Further, the nature of the technology industry demands that considerable detail about innovative processes and techniques be exposed to competitors for a variety of reasons, including partnering relationships, fostering compatibility, and the ease of reverse engineering. We may also license content from third parties and it is possible that we could become subject to infringement actions based upon the content licensed from those third parties. Any claims against our proprietary rights, with or without merit, could subject us to costly litigation and the diversion of our technical and management personnel. If we incur costly litigation and our personnel are not effectively deployed, the expenses and losses incurred by us will increase and their profits, if any, will decrease.

Rapid technological changes may prevent us from remaining current with our technical resources and maintaining competitive product and service offerings.

The markets in which we will operate are characterized by rapid technological change, frequent new product and service introductions and evolving industry standards. Significant technological changes could render our existing technologies or other products and services obsolete. If we are unable to successfully respond to these developments or do not respond in a cost-effective way, our business, financial condition and operating results will be adversely affected. To be successful, we will be required to adapt to our rapidly changing markets by continually improving the responsiveness, services and features of our products and services and by developing new features to meet the needs of our customers. Our success will depend, in part, on our partner companies' ability to license leading technologies useful in their businesses (and to pass the benefit of such technologies through to us), enhance their existing products and services and develop new offerings and technology that address the needs of their and our customers.

New or changed government regulation could significantly reduce demand for our services and products.

We are subject not only to regulations applicable to businesses generally, but also laws and regulations directly applicable to the Internet, telephone, cable and satellite television networks, and other telecommunications content and services. State, federal, and foreign governments may adopt additional laws and regulations that adversely affect the Company or its markets in any of the following areas: user privacy, open access rights, copyrights, consumer protection, taxation of e-commerce, the online distribution of content, and the characteristics and quality of online products and services. In particular, government laws or regulations restricting, burdening and taxing telephony or the exchange of personally identifiable information could delay the implementation of interactive services or create liability for us that facilitates information exchange. Also, if the Company has to re-design its products and services to comply with new or changed government laws or regulations, the Company could face additional expense and delay in delivering its services and products to its customers.

Our success is dependent on our key personnel.

We believe that our success will depend on continued employment by us of senior management and key technical personnel. If one or more members of our senior management were unable or unwilling to continue in their present positions, our business and operations could be disrupted.

Our efficiency may be limited while our current employees and future employees are being integrated into our operations. In addition, we may be unable to find and hire additional qualified management and professional personnel to help lead our company. There is considerable competition for qualified personnel in the area of the Company's activities, and there can be no assurance that the Company will be able to attract and retain qualified personnel necessary for the development of the business.

We expect to experience losses in the foreseeable future.

We expect to incur operating losses for the foreseeable future and, if we ever have profits, we may not be able to sustain them. Our expenses will increase as we build an infrastructure to implement our business model. For example, we expect to hire additional employees, expand information technology systems, and lease space for retail visibility in new geographic areas. In addition, we plan to significantly increase our operating expenses to:

         o Broaden our geographic presence by deploying the services in other counties and states

         o Explore other corporate and commercial applications for the technology and service in combination with corporate partners, and

         o Explore and respond to new business opportunities in this industry.

If any of these and other expenses are not accompanied by increased revenue, our losses will be greater than we anticipate.

We will, eventually, have competition on the iProvo Network

Our contract with the City of Provo, Utah, provides for a limited period of exclusivity. Once that period has expired, there could be additional providers on the network which could effect our penetration rates and revenue stream.

We may be subject to liability as a result of our failure to file the required reports with the Securities and Exchange Commission

Our common stock is registered pursuant to section 12(g) of the Securities Exchange Act of 1934 (the "1934 Act") and we are thereby obligated to file annual reports on Form 10-K or 10-KSB, quarterly reports on Form 10-Q or 10-QSB, Current Reports on Form 8-K, other reports and information as described in the 1934 Act and related rules and to otherwise comply with various provisions of the 1934 Act and related rules. From 1996 until 2004 we failed to comply with substantially all of the obligations imposed upon it by the 1934 Act (the "1934 Act Violations"). As a result, we could be subject to substantial civil and criminal penalties due to such non-compliance. There can be no assurance that substantial civil and criminal penalties will not be imposed.

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

Item 3. Controls and Procedures

The Company has evaluated, with the participation of the Company's Chief Executive Officer and Chief Financial Officer, the effectiveness of the design and operation of the Company's disclosure controls and procedures as of September 30, 2004 pursuant to Exchange Act Rule 13a-15(e). Based upon that evaluation, the Chief Executive Officer and Chief Financial Officer concluded that the Company's disclosure controls and procedures are effective in timely alerting them to material information relating to the Company required to be included in the Company's periodic SEC filings. There have been no significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation.

PART II -- OTHER INFORMATION

Item 1. Legal Proceedings.

HNC is indebted to certain persons in what HNC management believes to be the aggregate principal amount of $273,000; as evidenced by fourteen (14) separate promissory notes (the "Convertible Notes"). The Convertible Notes were convertible into HNC Series B Preferred Stock prior to the Merger. The holders of the Convertible Notes also received warrants to purchase an aggregate of 121,565 shares of HNC Series B Preferred Stock at an exercise price of $1.00 per share. The holders of four (4) of the Convertible Notes claim to be entitled to receive shares of HNC Series B Preferred Stock in addition to being paid the principal and accrued interest on their Convertible Notes ("Disputed Notes").

Immediately prior to the close of the Merger, HNC had no shares of Series B Preferred Stock outstanding and the Series B Preferred had not been authorized by the HNC board of directors. The individual who negotiated and signed the Disputed Notes on HNC's behalf was HNC's Interim Chief Financial Officer and was also employed by the firm acting as the placement agent for the Convertible Notes ("Placement Agent"). The Disputed Notes were executed on terms not known to, or authorized by HNC's board of directors. Moreover, certain of the Disputed Notes are held by affiliates of the Placement Agent/Chief Financial Officer. HNC is engaged in negotiations with the holders of the Convertible Notes. Under the terms of the Merger Agreement, the Convertible Notes were to convert into Common Stock at the conversion ratio of 1.0903. However, the Company may create a class of preferred stock that would be issued to the holders of Convertible Notes or the Disputed Notes upon conversion of such notes instead of issuing common stock to the holders of such notes. The exact number of shares of common or preferred stock issuable upon exercise of the notes and the rights, preferences and designations of the preferred stock if preferred stock is authorized for issuance is still subject to negotiation.

The Placement Agent also claims that it is owed additional placement fees as a result of its agreement with the HNC. If HNC is able to reach agreement with the holders of the Convertible Notes, it intends to request that the Company, in connection with the settlement of the claim, issue up to any additional 109,030 shares of Common Stock in order to settle the disputed claim over fees allegedly payable pursuant to a finder's fee agreement ("Finder's Fee Resolution"). However, there can be no assurance that the Finder's Fee Resolution will be settled on the stated terms or at all.

To date and to the knowledge of the Company, no legal proceedings have been filed to date with respect to these matters.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

On or about August 2, 2004, the Company, HNC and Homenet Utah, Inc. ("Homenet"), a wholly owned subsidiary of the Company, entered into a Merger Agreement whereby Homenet would be merged into HNC with HNC to be the surviving corporation. The separate existence of Homenet would cease if the Merger became effective. Consummation of the Merger was subject to a number of contingencies. On August 23, 2004, the shareholders of HNC approved the Merger and on September 8, 2004, the Merger was consummated.

As part of the Merger each share of HNC capital stock that was issued and outstanding immediately prior to the closing was converted into 1.0903 shares of the Company's common stock and all previously outstanding shares of HNC capital stock is no longer outstanding and was automatically canceled. All other securities convertible into or exercisable for shares of HNC capital stock, including but not limited to stock options, convertible debt and warrants issued by HNC prior to the effective date of the Merger, became, without further action, convertible into or exercisable for the number of shares of Company common stock determined by using the 1.0903 conversion factor.

HNC had 2,184,939 shares of common stock outstanding, 350,550 shares of preferred stock outstanding, options exercisable for an additional 618,520 shares of stock and other convertible securities that are convertible under terms that are in dispute. The Company issued approximately 2,764,449 shares of its common stock on a fully diluted basis in connection with the Merger. In addition, there is a possibility that the Company may create a class of preferred stock that would be issued to some of the holders of HNC securities that were convertible into HNC preferred stock.

The issuance of Company securities to the former HNC security holders was exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 as promulgated thereunder. All of the securities issued in connection with the Merger were restricted securities. The Company did not use an underwriter in connection with the Merger.

During 2004 the Company issued common stock valued at $299,297 for debt paid on behalf of the Company. In addition, in 2004 the Company issued common stock valued at $158,868 for services rendered. These security issuances were exempt from registration under Section 4(2) of the Securities Act of 1933 and Rule 506 as promulgated thereunder. All of the securities issued in these transactions were restricted securities and no underwriters was used.

Item 3. Defaults Upon Senior Securities.

The Company is also in default on the Convertible Notes described under Part II,
Item 1, above.

Item 5. Other Information.

In connection with the Merger, the Company changed its name to HomeNet Corporation.


Item 6. Exhibits and Reports on Form 8-K.

         (a) Index to Exhibits


        EXHIBIT
          NO.                          DESCRIPTION OF EXHIBIT
        -------                        ----------------------

         2.1      Agreement and Plan of Merger (Incorporated by reference to
                  Exhibit 10.11 of the Company's Form 10-QSB, dated June 30,
                  2004)

         3(i).1 Certificate of Incorporation of the Company (Incorporated by reference to Exhibit 3.1 of the Company's Form 10-SB, File No. 0-22236)

         3(i).2   Amendment to the Certificate of Incorporation of the Company

         3(i).3 Amended and Restated Articles of Incorporation of HomeNet Communications, Inc.

         3(i).4 Articles of Amendment to Articles of Incorporation of HomeNet Communications, Inc.

         3(ii).1  Bylaws of the Company (Incorporated by reference to Exhibit
                  3.2 of the Company's Form 10-QSB, File No. 0-22236)

         3(ii).2  Bylaws of HomeNet Communications, Inc.

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

         10.9 Employment Agreement with Frank J. Gillen (Incorporated by reference to Exhibit 10.9 of the Company's Form 10-KSB, dated March 31, 2004).

         10.10 Employment Agreement with Shauna Badger (Incorporated by reference to Exhibit 10.10 of the Company's Form 10-KSB, dated March 31, 2004).

         10.11 Form of Loan Agreement by and between the Company and Lenders whereby the Company borrowed the principal amount of $500,000

         10.12 Founders Stock Option Plan (Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement, filed on October 10, 2004).

         10.13 HomeNet Corporation 2004 Stock Option Plan (Incorporated by reference to Appendix A of the Company's Definitive Proxy Statement, filed on October 10, 2004).

         10.14 Secured Business Loan Agreement (including Promissory Note, Guarantee, Assignment of Deposit Account, with Zions First National Bank, dated July 1, 2004.

         10.15 Lease by and between the Company and The Canopy Group (including Promissory Note and Security Agreement), dated September 16, 2004.

         10.16 Lease by and between HomeNet Communications, Inc. and Moore Furniture, Inc., dated August 30, 2001.

         10.17 Initial Provider Network Access And Use Agreement by and between the Company and the City of Provo, Utah.

         10.18    Master Service Agreement by and between HomeNet
                  Communications, Inc. and Level 3 Communications, LLC (certain portions of the agreement were omitted from the exhibit pursuant to a request for confidential treatment).

         10.19 Addendum to the Master Service Agreement by and between HomeNet Communications, Inc. and Level 3 Communications, LLC (certain portions of the agreement were omitted from the exhibit pursuant to a request for confidential treatment).

         31.1 Certification of W. Kelly Ryan pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         31.2 Certification of Michael W. Devine pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

         32.1 Certification of W. Kelly Ryan pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

         32.2     Certification of Michael W. Devine pursuant to 18 U.S.C.
                  Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


         (b) Reports on Form 8-K:

         The Company filed a current report on Form 8-K on September 13, 2004, reporting under Items 2.01, 3.02 and 5.01 the Merger and related events.

                                   SIGNATURES

         In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                                                  HOMENET CORPORATION
                                                  (Registrant)



Date: December 13, 2004                           By /s/ W. Kelly Ryan
                                                  -----------------------------
                                                  W. Kelly Ryan
                                                  Chief Executive Officer